Form 10QSB
period 2004-12-31
INverso Corp
filed 2005-01-27
CIK 1295128

OMB APPROVAL

OMB Number: 3235-0416

Expires: January 31, 2007

Estimated average burden

hours per response. . . . . .   .136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No []

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,000,000 shares of common stock without par value

Transitional Small Business Disclosure Format (Check one): Yes [] No ☒

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

Part I – Financial Information

Item 1. Financial Statements.

INVERSO CORP.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET (UNAUDITED)
DECEMBER 31ST, 2004

ASSETS

CURRENT ASSETS:
CASH	$ 100.00
TOTAL CURRENT ASSETS	100.00

TOAL ASSETS:	$ 100.00

LIABILITIES AND STOCKHOLDER'S EQUITY

LONG-TERM DEBT, NET OF CURRENT PORTION:
LOAN FROM SHAREHOLDERS	1,554.38
TOTAL LONG-TERM DEBT, NET OF CURRENT PORTION	1,554.38

STOCKHOLDER'S EQUITY:
COMMON STOCK, NO PAR VALUE; AUTHORIZED
100,000,000 SHARES; ISSUED AND OUTSTANDING:
22,000,000 SHARES @.000001	22.00
PAID-IN CAPITAL	78.00
ACCUMULATED DEFICIT DURING DEVELOPMENT STAGE	(1,554.38)
TOTAL STOCKHOLDER'S EQUITY	(1,454.38)

EARNINGS PER SHARE:
NET INCOME OF 0.00; 22,000,000 WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	0.00
BASIC INCOME PER COMMON SHARE	$ 0.00

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 100.00

SEE ACCOMPANYING NOTES

INVERSO CORP.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF INCOME AND LOSS (UNAUDITED)
THREE MONTH PERIOD ENDED DECEMBER 31, 2004

REVENUE
INCOME	0.00
TOTAL REVENUE	0.00

COST OF SALES	0.00

TOTAL COST OF SALES	0.00

GROSS PROFIT	0.00

EXPENSES
ACCOUNTING	260.00
DUES AND SUBSCRIPTIONS	50.00
TAX	0.00

TOTAL EXPENSES	310.00

NET INCOME	(310.00)

SEE ACCOMPANYING NOTES

INVERSO CORP.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF RETAINED EARNINGS (UNAUDITED)
THREE MONTH PERIOD ENDED DECEMBER 31, 2004

BEGINNING RETAINED EARNINGS	0.00
ADJUSTMENTS TO DATE	0.00
NET INCOME	(310.00)

SUBTOTAL	(310.00)

ENDING RETAINED EARNINGS	(310.00)

SEE ACCOMPANYING NOTES

INVERSO CORP.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS (UNAUDITED)
THREE MONTH PERIOD ENDED DECEMBER 31, 2004

THIS PERIOD
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME	(310.00)

NET CASH PROVIDED BY OPERATIONS	(310.00)

CASH FLOW FROM INVESTING ACTIVITIES
USED FOR INVESTING ACTIVITIES	0.00

NET CASH USED IN INVESTING	0.00

CASH FLOWS USED IN FINANCING ACTIVITIES
PROCEEDS FROM:	0.00
SHAREHOLDER'S LOAN	310.00
COMMON STOCK	0.00

NET CASH PROVIDED BY FINANCING	0.00

NET INCREASE (DECREASE) IN CASH	0.00

SUMMARY
CASH BALANCE AT END OF PERIOD	100.00
CASH BALANCE AT BEGINNING OF PERIOD	100.00

NET INCREASE (DECREASE) IN CASH	0.00

INverso Corp.
(A Development Stage Company)
Notes to Unaudited Balance Sheet for the three months ended December 31st, 2004

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

g. Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 22,000,000 as of December 31st, 2004.

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

Our directors are seeking actively business transactions on our behalf. In the event that a business transaction is consummated, we expect to incur additional expenses related thereto. Our directors have no business opportunity available to us at this time, but will seek suitable transactions in the future. During the period covered by this report, discussions were held with several parties that expressed an interest in a reverse merger with INverso; however, these discussions have not resulted in any transaction, and, in the opinion of our directors, are unlikely to do so in the future.

Results of Operations

During the three months from October 1st through December 31st, 2004, we have had no significant operations other than the filing of our quarterly report with the Securities and Exchange Commission. As a result of these operations we incurred a cumulative net loss of $1,554.

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

                          INverso Corporation

                          By: ___/s/ SERGE ATLAN_________________________

                          Serge Atlan, Chairman

                          January 26, 2005

                         By: ___/s/ THOMAS KIRCHNER____________________

                          Thomas Kirchner, President

                            January 26, 2005