Form 10QSB
period 2005-09-30
INverso Corp
filed 2005-11-21
CIK 1295128

OMB APPROVAL

OMB Number: 3235-0416

Expires: January 31, 2007

Estimated average burden

hours per response. . . . . .   .136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Item 2.  Changes in Securities and Use of Proceeds.. 9

Item 3.  Defaults Upon Senior Securities.. 9

Item 4.  Submission of Matters to a Vote of Security Holders.... 9

Item 5.  Other Information................. 9

Item 6.  Exhibits and Reports on Form 8-K. 9

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

Part I – Financial Information

Item 1. Financial Statements.

INVERSO CORP.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET
SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

ASSETS

CURRENT ASSETS:	September 30, 2005	September 30, 2004
CASH	$ 100	$ 100
TOTAL CURRENT ASSETS	100	100

TOAL ASSETS:	$ 100	$ 100

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$ 1,000	$ 0
TOTAL CURRENT LIABILITIES	1,000	0

LONG-TERM DEBT, NET OF CURRENT PORTION:
LOAN FROM SHAREHOLDERS	2,114	1,244
TOTAL LONG-TERM DEBT, NET OF CURRENT PORTION	1,614	1,244

STOCKHOLDERS' EQUITY:
COMMON STOCK, $0.000001 PAR VALUE; AUTHORIZED 100,000,000 SHARES; ISSUED AND OUTSTANDING: 22,000,000 SHARES @.000001	22	0
PAID-IN CAPITAL	78	100
ACCUMULATED DEFICIT DURING DEVELOPMENT STAGE	(3,114)	(1,244)
TOTAL STOCKHOLDERS' EQUITY	(3,014)	(1,144)

EARNINGS PER SHARE:
NET LOSS OF -1,370 AND -1,244; 22,000,000 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	(500)	(1,244)
BASIC LOSS PER COMMON SHARE	$(0.000023)	$(0.000057)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 100	$ 100

SEE ACCOMPANYING NOTES

INVERSO CORP.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF INCOME
PERIODS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

REVENUE	Three months through 9/30/2005	Three months through 9/30/2004
INCOME	0	0
TOTAL REVENUE	0	0

COST OF SALES	0	0

TOTAL COST OF SALES	0	0

GROSS PROFIT	0	0

EXPENSES
ACCOUNTING	500	0
AUDIT	0	0
CORPORATE SEAL	0	0
DUES AND SUBSCRIPTIONS	0	0
FRANCHISE TAX	0	0
INCORPORATION	0	0
POSTAGE	0	0
PRINTING AND REPRODUCTION	0	0
STOCK CERTIFICATE	0	0
TAX	0	0

TOTAL EXPENSES	500	0

NET INCOME	(500)	0

SEE ACCOMPANYING NOTES

INVERSO CORP.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Balance May 28, 2004	Common stock
	Shares	Amount	Paid In Capital	Retained Earnings	Total
Sale of Common Stock	22,000,000	22	78		100
Loss for Period				(1,244)	(1,244)
Balance June 30, 2004	22,000,000	22	78	(1,244)	(1,144)
Loss for Period				(1,370)
Balance June 30, 2005	22,000,000	22	78	(2,614)	(2,514)
Loss for Period				(500)
Balance September 30, 2005	22,000,000	22	78	(3,114)	(3,014)

SEE ACCOMPANYING NOTES

INVERSO CORP.
A DEVELOPMENT STAGE COMPANY
AUDITED STATEMENT OF CASH FLOWS
PERIODS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

	Three months through 9/30/2005	Three months through 9/30/2004
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME	(500)	0
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
ACCOUNTS PAYABLE	0	0

TOTAL ADJUSTMENTS	0	0

NET CASH PROVIDED BY OPERATIONS	(500)	0

CASH FLOW FROM INVESTING ACTIVITIES
USED FOR	0	0

NET CASH USED IN INVESTING	0	0

CASH FLOWS USED IN FINANCING ACTIVITIES
PROCEEDS FROM:
SHAREHOLDER'S LOAN	500	500
COMMON STOCK	0	0

USED FOR:
SHAREHOLDER'S LOAN	0	0
COMMON STOCK	0	0

NET CASH PROVIDED BY FINANCING	500	500

NET INCREASE (DECREASE) IN CASH	0	0

SUMMARY
CASH BALANCE AT END OF PERIOD	100	100
CASH BALANCE AT BEGINNING OF PERIOD	0	0

NET INCREASE (DECREASE) IN CASH	0	100

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

INverso Corp.
(A Development Stage Company)
Notes to Audited Financial Statements for the three months period ended September 30th, 2005

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

g. Loss Per Share

Loss per share amounts are based on the weighted average shares outstanding of 22,000,000 as of September 30, 2005 and 22,000,000 as of September 30, 2004.

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

Our directors are seeking actively business transactions on our behalf. During the period covered by this report, discussions were held with several parties that expressed an interest in a reverse merger with INverso; on August 30, 2005, our management signed a merger agreement with a privately held company. However, the transaction never closed due to negligence by of one of the outside advisers involved. Currently, our management continues with negotiations with this private company about a Business Transaction, and expects to sign an agreement shortly after the filing of this form 10Q. Our management has agreed to keep the identity of the potential counterparty confidential until an agreement has been signed. We will make an announcement as soon as a Business Transaction has been consummated. There is no guaranty that a Business Transaction actually will be consummated, although our management believes that it is likely that a Business Transaction will occur between the parties. In the event that a business transaction is consummated, we expect to incur additional expenses related thereto. Our directors have no other business opportunity available to us at this time, but will seek suitable transactions in the future in the event that the contemplated transaction is not consummated.

Results of Operations

During the three months from June 30th, 2004 through September 30th, 2005, we have had no significant operations other than the filing of our quarterly report with the Securities and Exchange Commission. As a result of these operations we incurred a cumulative net loss of $3,144 since inception.

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

(b) None.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INverso Corporation

                          By: /s/ SERGE ALTAN

                          Serge Atlan, Chairman

                          October 3, 2005

                         By: /s/ THOMAS KIRCHNER

                          Thomas Kirchner, President

                            October 3, 2005