Form 10KSB/A
period 2005-06-30
INverso Corp
filed 2006-02-16
CIK 1295128

OMB APPROVAL
OMB Number: 3235-0420 Expires: December 31, 2006 Estimated average burden hours per response. . . . . . 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    6/30/2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Issuer"s telephone number (202) _364-8395_________________________

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which to be so registered each class is to be registered
N/A	N/A

Securities registered under Section 12(g) of the Act:

____Common Stock $0.000001 par value____

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant"s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer"s revenues for its most recent fiscal year. $0

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

There were 22,000,000 shares of the Registrant"s common stock outstanding as of June 30, 2005.

Item 1. Market for Common Equity and Related Stockholder Matters.    5

Item 6. Management"s Discussion and Analysis or Plan of Operation. 6

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

We are a "blank check" company, also often referred to as a "shell" company, whose purpose is to engage in a reverse merger transaction with a private company, acquire assets or engage into other yet unspecified business or businesses (a "Business Transaction"). The term "reverse merger" refers to a transaction where a private company seeks public listing and becomes a publicly traded company. The private company shareholders gain control of the public company by merging it in with their private company. Typically, the private company shareholders receive the majority of the shares of the public company (normally 85% to 95%) and the original public shareholders retain the remaining shares, and the combined entity may change its name to that of the private company. Officers and directors may be appointed or elected by the formerly private company's shareholders.

We will attempt to locate and negotiate with such a company. A Business Transaction is likely take one of several forms. If we consummate a reverse merger, it is likely to be a:

-       Stock for stock exchange: we would exchange stock in our company for ownership interests the private company;

-       Merger; or

-       Stock for asset exchange:  we would exchange stock in our company for the assets of a privately held company. However, to trade the new shares of the combined public company it must first register the shares with the SEC.

Other Business Transactions could take one of the following forms, without limitation:

-       Purchase of assets;

-       joint venture;

-       franchise agreements;

-       licensing agreement.

We anticipate that such a reorganization will be tax free under the Internal Revenue Code ("IRC").

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

The market for "blank check" companies is highly competitive and many well-funded and experienced organizations, including venture capital funds broker/dealers and investment banks, are offering similar businesses for sale. We are at a disadvantage when competing with these offerings.

The Securities and Exchange Commission, as well as many states, has issued rules and regulations governing the activities of "blank check" companies such as us. This includes limitations on the issuance, sale, transfer and re-sale of our securities. Relevant thereto, Mr. Serge Atlan and Mr. Thomas Kirchner, our principal shareholders, have expressed an intention not to sell their respective shares until we have consummated a Business Transaction, and we are no longer classified as a "blank check" company. To ensure that any state laws are not violated through the resale of our securities, we will refuse to register the transfer of any of our securities to residents of any state which prohibits such resale if no exemption is available for such resales. We do not anticipate that a secondary  trading market for our securities will develop in any state until subsequent to consummation of a Business Transaction, if at all.

We do not expect to be affected by environmental regulations prior to the completion of a Business Transaction.

We have filed a registration statement on a voluntary basis, pursuant to section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"), in order to ensure that public information is readily accessible to all shareholders and potential investors, and to increase our access to financial markets. We have not made, and are not planning to make, an offering of "blank check" securities. We do not intend to undertake any offering of our securities, either debt or equity, until such time as we have successfully implemented our business plan, as described herein.

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

PART II

Item 1. Market for Common Equity and Related Stockholder Matters.

There is no public trading market for our securities at this time and there is no assurance that a regular trading market will develop, or if developed, will be sustained. We have not applied for a listing on any public trading exchange. Following a Business Transaction we intend to apply for a listing of our stock on NASDAQ, if it meets the listing requirements, or if it does not meet the requirements, for inclusion in the over-the-counter market on the so-called "Pink Sheets" or the "OTC Bulletin Board."

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

Item 6. Management"s Discussion and Analysis or Plan of Operation.

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

We do not and will not have any capital to attract the owners of Business Transactions who desire significant cash or other assets. However, we believe that the opportunity to acquire a controlling ownership interest in a publicly registered company may attract a private companies for several reasons:

-       lower cost, shorter timeframe and less dilution than going public through an IPO;

-       use of public equity for future acquisitions;

-       higher prestige and better public visibility;

-       compliance with a requirement for admission to quotation on the NASD OTC Bulletin Board or on the Nasdaq SmallCap Market;

-       easier capital raising and borrowing from banks or other financial institutions;

-       employees may find compensation through stock or options more attractive if their employer is a public company;

-       better ability to transfer stock or other securities;

-       in the case of foreign companies: entry into the U.S. securities markets, enhanced credibility with U.S. customers, easier mergers or acquisitions in the U.S.;

-       facilitation of succession or retirement planning for owner/managers.

There are also several disadvantages for private companies from going public through a merger with us:

-       no aftermarket support through underwriters;

-       no capital raised;

-       increased regulation;

-       requirement for audited financial statements;

-       required publication of corporate information;

-       required filings of periodic reports with the SEC.

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

Item 7. Financial Statements.

Pollard-Kelley Auditing Services, Inc................................................................................

Auditing Services                                           3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265

Report of Independent Registered Public Accounting Firm

Board of Directors

INverso Corp.

( A Development Stage Company)

We have audited the accompanying balance sheet of INverso Corp.(a Development Stage Company) as of June 30, 2005, and the related statements of income, changes in shareholders" equity, and cash flows for the year ended June 30, 2005 and the period May 28, 2004 (date of inception) through June 30, 2005. These financial statements are the responsibility of the Company"s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Company has not generated significant revenues or profits to date. This factor, among others, may indicate that the Company may be unable to continue as a going concern. The Company"s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2005, and the results of its operations, changes in shareholders" equity, and its cash flows for the year ended June 30, 2005 and the period May 28, 2004 (date of inception) through June 30, 2005,. in conformity with U.S. generally accepted accounting standards.

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

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

INVERSO CORP.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF INCOME
YEAR ENDED JUNE 30, 2005
AND PERIOD MAY 28, 2004 (DATE OF INCEPTION) THROUGH JUNE 30, 2004

REVENUE	Twelve months through 6/30/2005	Inception through 6/30/2005
INCOME	0	0
TOTAL REVENUE	0	0

COST OF SALES	0	0

TOTAL COST OF SALES	0	0

GROSS PROFIT	0	0

EXPENSES
ACCOUNTING	1,260	2,260
AUDIT	0	0
CORPORATE SEAL	0	0
DUES AND SUBSCRIPTIONS	50	164
FRANCHISE TAX	0	0
INCORPORATION	0	0
POSTAGE	0	2
PRINTING AND REPRODUCTION	0	3
STOCK CERTIFICATE	0	0
TAX	60	185
TOTAL EXPENSES	1,370	2,614
NET INCOME	(1,370)	(2,614)
CUMULATIVE REVENUES SINCE INCEPTION		0
CUMULATIVE EXPENSES SINCE INCEPTION		(2,614)

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

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

INVERSO CORP.
A DEVELOPMENT STAGE COMPANY
AUDITED STATEMENT OF CASH FLOWS
YEAR ENDED JUNE 30, 2005
AND PERIOD MAY 28, 2004 (DATE OF INCEPTION) THROUGH JUNE 30, 2004

	Twelve months through 6/30/2005	Inception through 6/30/2005
CASH FLOW FROM OPERATING ACTIVITIES
NET INCOME	(1,370)	(2,614)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
ACCOUNTS PAYABLE	0	0

TOTAL ADJUSTMENTS	0	0

NET CASH PROVIDED BY OPERATIONS	(1,370)	(2,614)

CASH FLOW FROM INVESTING ACTIVITIES
USED FOR	0	0

NET CASH USED IN INVESTING	0	0

CASH FLOWS USED IN FINANCING ACTIVITIES
PROCEEDS FROM:
SHAREHOLDER'S LOAN	1,370	2,614
COMMON STOCK	0	100

USED FOR:
SHAREHOLDER'S LOAN	0	0
COMMON STOCK	0	0

NET CASH PROVIDED BY FINANCING	1,370	2,714

NET INCREASE (DECREASE) IN CASH	0	100

SUMMARY
CASH BALANCE AT END OF PERIOD	100	100
CASH BALANCE AT BEGINNING OF PERIOD	0	0

NET INCREASE (DECREASE) IN CASH	0	100
CUMULATIVE INFLOWS OF CASH SINCE INCEPTION		100
CUMULATIVE OUTFLOWS OF CASH SINCE INCEPTION		0

SEE ACCOMPANYING NOTES AND AUDITOR'S REPORT

INverso Corp.
(A Development Stage Company)
Notes to Audited Financial Statements for the year ended June 30th, 2005

NOTE 1. Summary of significant Business and Accounting Policies

a. Organization

The Company started operating as a blank check company on May 28, 2004. On October 6, 2004, INverso Corp. (the "Company") became a corporation by filing with the Delaware Secretary of State. The intent of the Company is to be a "blank check" company, or also referred to as a "shell" company. We shall be considered to be in the development stage because no business operations have commenced, and there has been no revenue. We believe that we will remain a development stage company until such time as significant revenues have been generated, which is not expected to happen until after we complete a Business Transaction.

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

NOTE 6. Going Concern

Due to the development stage of the Company and the substantial dependence on the success of a particular project, a "reverse merger", the Company's chances for survival depend solely on the success of that "reverse merger".

NOTE 7. Management Plans and Intentions (Unaudited)

As a "blank check" or "shell" company filing a Form 10-SB, the Company anticipates to engage in a reverse merger transaction with a private company, acquire assets or engage into other yet unspecified business or businesses. The term "reverse merger" refers to a transaction where a private company seeks public listing and becomes a publicly traded company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on his evaluation of our disclosure controls and procedures, conducted as of a date within ninety (90) days prior to the filing date of this report on Form 10-KSB (the "Evaluation Date"), Messrs Atlan and Kirchner, our principal executive and financial officers, have concluded that they are the only individuals involved in INverso"s disclosure process. We have no formal procedures in place for processing and assembling information to be disclosed in our periodic reports. Our system is designed so that information is retained by us and relayed to our accountants. Our principal executive officers and principal financial officer believe that as of the end of the period being reported, the our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the required time periods. Further, we believe that, given its size and status as a blank check company with no operations, an extensive disclosure controls and procedures system is not necessary. At such time that a business transaction is consummated, our management will reevaluate the disclosure controls and procedures.

Changes in Internal Controls

No significant changes in our internal controls or in other factors that could significantly affect these controls following the Evaluation Date came to management"s attention.

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

There are no family relationships between our directors. Mssrs. Atlan and Kirchner  jointly own the website www.corporate-insiders.com, an EDGAR filing solution provider. They have agreed to waive usage fees if we utilize this website from time to time to submit filings to the EDGAR system, at least until we consummate a Business Transaction. Since May 2004 they have been also shareholders and directors of

Inverso Corp.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company"s officers and directors and persons who own 10% or more of a registered class of the Company"s equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and 10% or greater stockholders are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

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

Our officers and director will not receive any finder"s fee, either directly or indirectly, as a result of his efforts to implement our business plan.

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

* Incorporated by reference to the Company"s Form 8-K, Current Report, filed with the SEC on November 1, 2004.

** Incorporated by reference to the Company"s Form 10-SB, Registration of Securities under Section 12(g) of the Exchange Act, filed with the SEC on August 10, 2004.

(b) Reports on Form 8-K

The Registrant did not file any Reports on Form 8-K during the fourth quarter of fiscal year 2004.

On August 11,2005, the Registrant filed a report on Form 8-K announcing the change of its principal accountant to Pollard-Kelley Auditing Services, Inc.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for INverso by Linda Walden CPA for the year ended June 30, 2005 are set forth below. The aggregate fees included in the

Audit category are fees billed for the fiscal years for the audit of the Company"s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed during the year.

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

                          INverso Corp.

                          By: _/s/ Serge Atlan _____________________________

                          Date: February 13, 2006

                          Serge Atlan, Chairman and Director

                         By: __/s/ Thomas Kirchner ________________________

                          Date: February 13, 2006

                          Thomas Kirchner, Chief Executive Officer and Director