Form 10QSB/A
period 2005-06-30
INverso Corp
filed 2006-02-16
CIK 1295128

OMB APPROVAL
OMB Number: 3235-0416 Expires: December 31, 2007 Estimated average burden hours per response. . . . . . .136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 000-50898

_____________INverso Corp._____________

(Exact name of small business issuer as specified in its charter)

Delaware	34-1996527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 4201 Massachusetts Ave NW #8037C, Washington, DC 20016

(Address of principal executive offices)            (Zip Code)

Issuer's telephone number (202) _364-8395_________________________

                                                     None

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,000,000 shares of common stock with $0.00001 par value

Transitional Small Business Disclosure Format (Check one): Yes[X] No [ ]

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

Part I - Financial Information

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

Item 2. Management's Discussion and Analysis.

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

Results of Operations

During the three months from June 30th, 2004 through September 30th, 2005, we have had no significant operations other than the filing of our quarterly report with the Securities and Exchange Commission. As a result of these operations we incurred a cumulative net loss of $3,114 since inception.

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

                          INverso Corporation

                          By: /s/ SERGE ALTAN

                          Serge Atlan, Chairman

                          February 13, 2006

                         By: /s/ THOMAS KIRCHNER

                          Thomas Kirchner, President

                           February 13, 2006