Form 10QSB
period 2006-09-30
INverso Corp
filed 2006-11-21
CIK 1295128

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 000-50898

INVERSO CORP.

(Exact name of registrant as specified in its charter)

Delaware	34-1996527

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3346 Commercial Avenue Northbrook, Illinois	60062
33----dddd33
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(847)828-3700

4201 Massachusetts Ave. NW Suite 8037C Washington, DC 20016

Former name, former address and former fiscal year, if changed since last report.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No 

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      No 

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

13,500,000 shares of Common Stock, $0.000001 par value as of November 15, 2006

INDEX

PART I. – FINANCIAL INFORMATION

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet as of September 30, 2006 (unaudited ) and June 30, 2006.

Condensed Consolidated Statement of Income for the Three Months Ended September 30, 2006 and for the three months ended September 30, 2005(unaudited)

Statement of Changes in Stockholders’ Equity For the Period May 28, 2004 (inception) to September 30, 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2006 and for the Three Months Ended September 30, 2005(unaudited)

Notes to Interim Financial Statements as of September 30, 2006 (unaudited)

Item 2 Management’s Discussion and Analysis or Plan of Operations

Item 3 Controls and Procedures

PART II. – OTHER INFORMATION

Item 1 Legal Proceedings

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 Defaults upon senior securities

Item 4 Submission of matters to a vote of security holders

Item 5 Other information

Item 6 Exhibits and reports on Form 8-K

PART I. FINANCIAL INFORMATION

INDEX TO FINANCIAL STATEMENTS

Balance Sheet F-1

Statements of Operations F-2

Statement of Changes in Stockholders’ Equity for the Period May 28, 2004 (inception) to September 30, 2006…………………………………………………………………… F-3

Statements of Cash Flows F-4

Notes to Financial Statements F-5

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pollard-Kelley Auditing Services, Inc.……………………………………………………………

Auditing Services 3250 West Market St, Suite 307, Fairlawn, OH 44333 330-836-2558

Report of Independent Certified Public Accountants

Board of Directors

INverso, Corp.

We have reviewed the accompanying consolidated balance sheets of INverso, Corp. as of September 30, 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for the periods ended September 30, 2006 and 2005.. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes to the financial statements, the Company has negative working capital, negative cash flows from operations and recurring operating losses which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

November 20, 2006

Fairlawn, Ohio

INverso Corp. (A Development Stage Company)
Balance Sheet As of September 30, 2006 and June 30, 2006 (Unaudited)

ASSETS
	9/30/2006 (Unaudited)	6/30/2006

Current assets
Cash	$-	$100

Other assets
Intangibles	6,796	-

Total assets	$6,796	$100
LIABILITIES AND STOCKHOLDERS' EQUITY
	9/30/2006
	(Unaudited)	6/30/2006
Current liabilities
Checks issued against future deposits	$646	$-
Accounts payable	1,050	-
Note payable	5,000	-

Total current liabilities	6,696	-

Long-term debt, net of current portion
Loan from shareholders	-	3,114

Total liabilities	6,696	3,114

Stockholders' equity
Common stock (par 0.000001, 100,000,000 shares authorized, and 13,500,000 issued and outstanding)	14	22
Additional paid in capital	13,200	78
Retained earnings	(13,114)	(3,114)

Total stockholders' equity / (deficit)	100	(3,014)
Total liabilities and stockholders' equity	$6,796	$100

See accompanying notes to financial statements

INverso Corp. (A Development Stage Company)
Statement of Income For the Periods Ended September 30, 2006 and 2005 (Unaudited)
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	From May 28, 2004 (Inception) Through September 30, 2006
Revenue:
Fees	$-	$-	$-

Expenses:
Accounting	-	500	2,760
Consulting	10,000	-	10,000
Dues and subscriptions	-	-	164
Postage	-	-	2
Printing & reproduction	-	-	3
Taxes	-	-	185

Total expenses	10,000	500	13,114

Net loss	$(10,000)	$(500)	$(13,114)

Weighted average number of
common shares outstanding	21,583,043	22,000,000	21,948,297

Basis loss per common share	(0.0005)	(0.0000)	(0.0006)

See accompanying notes to financial statements

INverso Corp. (A Development Stage Company)
Statement of Changes in Stockholders' Equity For the Period May 28, 2004 (Inception) to September 30, 2006 (Unaudited)

	Common Stock				Additional	Shares				Total
					Paid-in	Held in		Retained		Stockholders'
	Shares		Amount		Capital	Treasury		Earnings		(Deficit)
May 28, 2004
Stock issuance for cash	22,000,000		$22		$78	$-		$		$100

Net (loss)
May 28, 2004 (inception) to June 30, 2004
								(1,244)		(1,244)

Balance, June 30, 2004	22,000,000		22		78	-		(1,244)		(1,144)

Net (loss)
July 1, 2004 to June 30, 2005								(1,370)		(1,370)

Balance, June 30, 2005	22,000,000		22		78	-		(2,614)		(2,514)

Net (loss)
July 1, 2005 to June 30, 2006								(500)		(500)

Balance, June 30, 2006	22,000,000		22		78	-		(3,114)		(3,014)

Issuance of common stock
related to merger on September 25, 2006	11,500,000		12		29,988					30,000

Purchase of treasury shares
related to merger on September 25, 2006						16,886				(16,886)

Retirement of treasury shares
related to merger on September 25, 2006	(20,000,000)		(20)		(16,866)	(16,886)

Net (loss)
July 1, 2006 to September 30, 2006								(10,000)		(10,000)

Balance, September 30, 2006	13,500,000	-	$14	-	$13,200	$-	-	$(13,114)	-	$100

See accompanying notes to financial statements

INverso Corp. (A Development Stage Company)
Statement of Cash Flows For the Periods Ended September 30, 2006 and September 30, 2005 (Unaudited)
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	From May 28, 2004 (Inception) Through September 30, 2006
OPERATING ACTIVITIES
Net loss	$(10,000)	$(500)	$(13,114)

Adjustment to reconcile net loss
to net cash used in operations:

Increase in accounts payable	1,050	-	1,050

Net cash used in operating activities	(8,950)	(500)	(12,064)

INVESTING ACTIVITIES
Purchase of goodwill related
related to merger on 9/25/06	(6,796)	-	(6,796)

FINANCING ACTIVITIES
Increase / (decrease) in shareholder loan	(3,114)	500	-
Increase in short-term note payable	5,000	-	5,000
Issuance of common stock	12	-	14
Proceeds from paid in capital	29,988	-	30,086
Purchase of treasury shares	(16,886)	-	(16,886)

Net cash provided by financing activities	15,000	500	18,214

Net cash decrease for the period	(746)	-	(646)

Cash at the beginning of period	100	100	-

Cash at the end of period	$(646)	$100	$(646)

See accompanying notes to financial statements

INverso Corp.

Notes to Financial Statements

  Description of Business

INVerso Corp. (hereafter referred to as the Company), is incorporated in the state of Delaware. The Company facilitates financing for bioreactor plants. The intent of the company is to fund future hydrogen bioreactors.

The Company engaged in a reverse merger transaction with Hydrogenesis, Inc. on September 25, 2006. Future operations of the Company will reflect the activity of what was formerly known as Hydrogenesis, Inc. The term “reverse merger” refers to a transaction where a private company seeks public listing and becomes a publicly traded company.

As of September 30, 2006, the Company has no inventory, property or equipment. Additionally, the Company has no revenue or cost of sales. The expenses incurred as of the date of the review are the start-up costs of the Company. Therefore, the Company is considered to be in the development stage.

  Summary of Significant Accounting Policies

Basis of accounting

The Company’s policy is to prepare its financial statements on the accrual basis of accounting in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP).

Cash and cash equivalents

The Company considers all highly liquid investments, with a maturity of less than one year when purchased, to be cash equivalents.

Loss per share

Loss per share is computed by dividing the net income by the weighted average number of common shares outstanding of 21,583,043 for the three months ended September 30, 2006 and 22,000,000 for the three months ended September 30, 2005. There are no outstanding derivatives as of September 30, 2006 and therefore no adjustment for fully diluted weighted average number of common shares outstanding.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

  Checks Issued Against Future Deposits

The reconciled balance in the Company’s checking account was a negative $646 as of September 30, 2006. A deposit was made on October 15, 2006 from an investor to cover the shortfall.

  Going Concern

Due to the development stage of the Company and since there have been no revenues as of the date of the review, there is substantial doubt as to the Company’s ability to continue as a going concern. In order to meet its upcoming and continuing obligations, additional financing or new revenues will be needed. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

  Intangibles

The Company’s intangible asset is goodwill of $6,796 that came about from the reverse merger acquisition of Hydrogenesis, Inc. on September 25, 2006.

Intangible assets are stated at cost and checked for impairment at the close of each fiscal year.

  Note Payable

The Company is currently receiving money from an investor that is being classified as a loan. The terms of the investment have not been finalized as of the date of the review. It is expected that common stock will be issued to settle this loan once the terms are finalized.

  Subsequent Events

There are no material subsequent events that have occurred since the date of the review.

Item 1A.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RISK FACTORS

On September 25, 2006, we closed on the acquisition of Hydrogenesis, Inc. As a result of the foregoing transaction, the Company will face the following risks and uncertainties.

New Management has been appointed. With the closing of the transaction, we have a new management team headed by Randall Goulding and Harvey Altholtz. There can be no assurance that new management will be able to successfully implement the proposed operations of Hydrogenesis.

We Have Had Limited Operations to Date. Since the acquisition of Hydrogenesis, our primary focus has been putting together a management team and implementing our business plan so that we can commence commercial operations. We have not commenced commercial operations and have no revenues to date.

We Have No Operating Experience within the Alternative Energy Field. Although our initial management team has, collectively, substantial business experience, the Company has no experience in the alternative fuel industry. Accordingly, there is no Company operating history within such business sector, upon which to evaluate our likely performance.

We Cannot Assure Our Success In Our Planned Business Operations Or Of Profitability. We will require funding to commence operations. There can be no assurance that we will receive adequate funding or if available, on terms acceptable or commercially reasonable to the Company.

Even in the event we receive all, or substantially all, of the funding we may require, such funding will not necessarily assure our success or profitability in view of, among other factors, our limited operating history in this business, the uncertainties associated with funding and operating a new business venture.

We Need to Obtain Financing in Order to Continue our Operations. On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We have no existing bank lines of credit and have not established any definitive sources for additional financing. We will require additional financing if we want to fully implement our business plan and take advantage of evolving market conditions. Additional financing may not be available to us, or if available, it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or marketing programs. Our inability to take advantage of opportunities in the industry because of capital constraints may have a materially adverse effect on our business and our prospects.

We Will Be Materially Dependent On Our Management and Consultant. The success of our business is and will be materially dependent upon the continued services of our current management. The loss of any member of our management team will adversely impact the operations of the Company. We do not presently have any key man life insurance on any of such persons.

Development Risks Generally. We are a developmental stage company. Securing financing and moving forward with a proposed business plan involves greater risks and uncertainties than those associated with an established business. As such, there can be no assurance that we will successfully implement our business plan, commence commercial operations or, operate profitably.

Industry Risks: Operating History; Uncertainty of Broad Based Market Acceptance. The success of our business may be affected by matters beyond our control, including but not limited to changes in technology and equipment, equipment costs, competition, future demand for alternative energy sources and changes in economic conditions, all of which can impact upon market acceptance. While management of the Company believes that there is a perceived need for the Company's services, no assurance can be given that such perceived need for the Company's services is correct or if correct, will result in revenues to offset our operating expenses.

Risks Associated with Growth. Our development plans will require the implementation of operational and financial systems and will require additional management, operational, and financial resources. For example, we will be required to recruit certain additional management, key employees, and other personnel for our operations, in addition to its recently retained management team. There can be no assurance that we will be able to manage our operations effectively. The failure to implement such systems and add such resources on a cost-effective basis could have a materially adverse effect on our results of operations and financial condition.

Competition. We face competition from companies with substantially greater resources that ours. We believe that we will be able to develop a niche market and identify opportunities that large, multi-national companies may omit or deem too small to pursue. If we are wrong with this assumption, it will be extremely difficult to compete with better-capitalized companies and we will have to rely more heavily on Management’s personal skills and abilities.

No Dividends on Common Stock. We have never paid dividends on our Common Stock. We intend for the foreseeable future to retain earnings, if any, for the future operation and expansion of our business and do not anticipate paying dividends on our shares of Common Stock for the foreseeable future.

The Shares of our Common Stock Lack any Trading Market. There are also Restrictions on Transferability. Shares of our Common Stock are not eligible for trading on any national or regional exchange, nor are they quoted on any over-the-counter market. As a result, an investment in our securities is highly illiquid. Unless the securities are registered with the Securities and Exchange Commission and any required state authorities, or an appropriate exemption from registration is available, you may be unable to liquidate or sell your Common Stock even though your personal financial situation may dictate such a liquidation or sale.

There are currently no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our Common Stock. There can be no assurance that a trading market in our Common Stock will develop, or if such a market develops, that it will be sustained.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL

CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Background

Hydrogenesis, Inc. was organized to facilitate financing for bioreactor/hydrogen plants as well as funding for the development of other promising alternative energy sources. Hydrogenesis has nominal assets only and it is expected that it will remain a development stage company until additional funds can be raised.

Assuming receipt of sufficient funding, Hydrogenesis’ initial focus will be providing funding or working capital for companies engaged in alternative energy production. Hydrogenesis will serve as an incubator for technology companies requiring funding and management. There are currently no agreements in place with respect to any funding or joint ventures.

As of September 30, 2006, the Company has no inventory, property or equipment. Additionally, the Company has no revenue or cost of sales. The expenses incurred as of this date are the start-up costs of the Company. Therefore, the Company is considered to be in the development stage.

Revenues and Expenses

Because the Company is still in the development stage, it currently has no revenue and all expenses incurred as of September 30, 2006, have been the result of start-up costs, including accounting and consulting expenses. As the Company moves from the development to operational stage, it hopes to obtain funding in order to foster start-up technology companies in the alternative energy field, which will, in time, generate revenues for the Company. Even if we are successful in generating revenues, there can be no assurance that the revenues will be sufficient to offset operating expenses or that we will develop a commercially viable business model. For the three months ended September 30, 2006, we incurred consulting expenses of $10,000 which resulted in a net loss for the quarter of $10,000.

Liquidity and Capital Resources

The Company does not have sufficient assets to finance its ongoing operations. The Company has received money from an investor that is being classified as a note payable in the amount of $5,000. The terms of the investment have not been finalized as of September 30, 2006. It is expected that common stock will be issued to settle this note payable once the terms are finalized. As additional investors are obtained, the Company will likely issue additional shares of our common stock in order to finance its operations.

Going Concern Qualification

Due to the development stage of the Company and since there have been no revenues as of the date of the review, there is substantial doubt as to the Company’s ability to continue as a going concern. In order to meet its upcoming and continuing obligations, additional financing or new revenues will be needed. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Assets and Liabilities

The Company currently has assets of $6,796 in the form of intangibles, which comprise goodwill that came about from the reverse merger acquisition of Hydrogenesis, Inc. and Inverso, Inc., on September 25, 2006. Intangible assets are stated at cost and checked for impairment at the close of each fiscal year. Company liabilities totaled $6,696 are the result of accounts payable and a note payable, which was received from an investor to fund start-up expenses. We have retained losses of $13,114.

Item 3. Controls and Procedures.

As of the end of the period covered by this Report, the Company's chief executive officer and its principal financial officer (the “Certifying Officers”), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Certifying Officers concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including these officers, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities,

On September 25, 2006 we acquired all of the issued and outstanding shares of common stock of Hydrogenesis, Inc. in exchange for the issuance of a total of 11.5 million shares of our common stock. All of the Shareholders were familiar with the operations of Inverso and had the opportunity to discuss with management the risks and merits of the share for share exchange.

Item 3. Defaults upon senior securities.

None.

Item 4. Submission of matters to a vote of security holders.

There were no matters submitted during the quarter ended September 30, 2006 to a vote of the Company’s securities holders.

Item 5. Exhibits and Report on Form 8-K

During the quarter ended September 30, 2006, the following Form 8-k items were filed with the Securities and Exchange Commission;

On July 11, 2006 we filed a report on Form 8-k in connection with the proposed acquisition by the Company of all of the issued and outstanding shares of common Stock of Hydrogenesis, Inc.

Exhibit No. Description

----------- -----------

31.1 Section 302 Certification of the Principal Executive Officer *

31.2 Section 302 Certification of the Principal Financial Officer *

32.1 Section 906 Certification of Principal Executive Officer *

32.2 Section 906 Certification of Principal Financial and Accounting Officer *

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inverso, Corp.

Date: November 17, 2006

By: /s/ Randall S. Goulding

----------------------------

Randall S. Goulding

CEO/President/Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Randall S. Goulding Date: November 17, 2006

-----------------

Randall S. Goulding

CEO/ President/Director

/s/ Harvey Altholtz Date: November 17 , 2006

---------------------------

Harvey Altholtz

Director