Form 10QSB
period 2006-12-31
INverso Corp
filed 2007-02-20
CIK 1295128

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 000-50898

INVERSO CORP.

[ ]

(Exact name of registrant as specified in its charter)

Delaware	34-1996527

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3346 Commercial Avenue Northbrook, Illinois	60062
33----dddd 33
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(847) 291-7711

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

Yes [ ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

13,500,000 shares of Common Stock, $0.000001 par value as of February 15, 2007

INDEX

PART I. – FINANCIAL INFORMATION

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet as of December 31, 2006 (unaudited) and June 30, 2006 (audited)

Condensed Consolidated Statement of Income for the Three and Six Months Ended December 31, 2006, and from May 28, 2004 (inception) to December 31, 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended December 31, 2006, and from May 28, 2004 (inception), to December 31, 2006 (unaudited)

Statement of Changes in Stockholders’ Equity (Deficit) for the period May 28, 2004 (inception), to December 31, 2006 (unaudited)

Notes to Interim Financial Statements as of December 31, 2006 (unaudited)

Item 2 Management’s Discussion and Analysis or Plan of Operations

Item 3 Controls and Procedures

PART II. – OTHER INFORMATION

Item 1 Legal Proceedings

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 Defaults upon senior securities

Item 4 Submission of matters to a vote of security holders

Item 5 Other information

Item 6 Exhibits and reports on Form 8-K

PART I. FINANCIAL INFORMATION

INDEX TO FINANCIAL STATEMENTS

Balance Sheets F-1

Statements of Operations F-2

Statements of Cash Flows F-3

Statement of Changes in Stockholders’ Equity (Deficit)…………………………………. F-4

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

We Cannot Assure Our Success In Our Planned Business Operations Or Of Profitability. We will require funding to commence operations. There can be no assurance that we will receive adequate funding or if available, on terms acceptable or commercially reasonable, to the Company.

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

Industry Risks: Operating History; Uncertainty of Broad Based Market Acceptance. The success of our business may be affected by matters beyond our control, including but not limited to changes in technology and equipment, equipment costs, competition, future demand for alternative energy sources and changes in economic conditions, all of which can impact upon market acceptance. Management believes that there is a perceived need for the Company's services; however, no assurance can be given that such perceived need for the Company's services is correct or if correct, will result in revenues to offset our operating expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL

CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Background

Hydrogenesis, Inc. was organized to facilitate financing for bioreactor/hydrogen plants as well as funding for the development of other promising alternative energy sources. Currently Hydrogenesis has nominal assets only and it is expected that it will remain a development stage company until additional funds can be raised.

As of December 31, 2006, the Company has no inventory, property or equipment, and minimal assets totaling $184. Additionally, the Company has no revenue or cost of sales. The expenses incurred as of this date are the start-up costs of the Company. Therefore, the Company is considered to be in the development stage.

Assets and Liabilities

The Company formerly had an intangible asset of goodwill. This $6,796 amount came about from the reverse merger acquisition of Hydrogenesis, Inc. on September 25, 2006. During the three month period ended December 31, 2006, management determined that this goodwill was impaired. Since the addition of Hydrogenesis to the business operations of INverso are very speculative and it is doubtful that the combination will provide future success, management has assessed the value at $0.

Intangible assets are stated at cost and checked for impairment at the close of each fiscal year. However, if impairment is discovered at any time during the year, impairment is recognized immediately.

Revenues and Expenses

The Company is still in the development stage, it currently has no revenue and all expenses incurred as of December 31, 2006, have been the result of start-up costs, including accounting and consulting expenses. As the Company moves from the development to operational stage, it hopes to obtain funding in order to foster start-up technology companies in the alternative energy field, which will, in time, return a portion of their profits to the Company as revenue.

Liquidity and Capital Resources

The Company is currently receiving money from an investor that is being classified as a note payable in the amount of $10,300. The terms of the investment have not been finalized as of December 31, 2006. It is expected that common stock will be issued to settle this note payable once the terms are finalized. As additional investors are obtained, the Company will continue to issue common stock in order to finance its operations.

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

There were no matters submitted during the quarter ended December 31, 2006, to a vote of the Company’s securities holders.

Item 5. Exhibits and Report on Form 8-K

During the quarter ended December 31, 2006, the following Form 8-k items were filed with the Securities and Exchange Commission;

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

Date: February 20, 2007

By: /s/ Randall S. Goulding

----------------------------

Randall S. Goulding

CEO/President/Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Randall S. Goulding Date: February 20, 2007

-----------------

Randall S. Goulding

CEO/President/Director

/s/ Harvey Altholtz Date: February 20, 2007

---------------------------

Harvey Altholtz

Director

Financial Statements

LIABILITIES AND STOCKHOLDERS' DEFICIT
	12/31/2006	6/30/2006
	(Unaudited)	(Audited)
Current liabilities
Note payable	10,300	-

Long-term debt, net of current portion
Loan from shareholders	-	3,114

Total liabilities	10,300	3,114

Stockholders' deficit
Common stock (par 0.000001, 100,000,000
shares authorized, and 13,500,000
issued and outstanding)	14	22
Additional paid in capital	13,200	78
Accumulated deficit during the
development stage	(23,330)	(3,114)

Total stockholders' deficit	(10,116)	(3,014)

Total liabilities and stockholders' deficit	$184	$100

For the Periods Ended December 31, 2006 and 2005
(Unaudited)

					From May 28,
	Three Months	Three Months	Six Months	Six Months	2004 (Inception)
	Ended	Ended	Ended	Ended	Through
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006

Revenue:
Fees	$-	$-	$-	$-	$-

Expenses:
Accounting	3,420	-	3,420	500	6,180
Consulting	-	-	10,000	-	10,000
Dues and subscriptions	-	-	-	-	164
Postage	-	-	-	-	2
Printing & reproduction	-	-	-	-	3
Taxes	-	-	-	-	185

	3,420	-	13,420	500	16,534
Other expenses:
Goodwill impairment (Note 4)	6,796	-	6,796	-	6,796

Total expenses	10,216	-	20,216	500	23,330

Net Ioss	$(10,216)	$-	$(20,216)	$(500)	$(23,330)

Weighted average number of
common shares outstanding	13,500,000	22,000,000	17,519,022	22,000,000	21,097,921

Basis loss per common share	(0.0008)	-	(0.0012)	(0.0000)	(0.0011)

INverso Corp.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity/(Deficit)
For the Period May 28, 2004 (Inception) to December 31, 2006
(Unaudited)
	Common Stock				Additional	Shares				Stockholders'
					Paid-in	Held in		Retained		Equity/
	Shares		Amount		Capital	Treasury		Earnings		(Deficit)

May 28, 2004
Stock issuance for cash	22,000,000		$22		$78	$-		$		$100

Net (loss)
May 28, 2004 (inception)
to June 30, 2004								(1,244)		(1,244)

Balance, June 30, 2004	22,000,000		22		78	-		(1,244)		(1,144)

Net (loss)
July 1, 2004
to June 30, 2005								(1,370)		(1,370)

Balance, June 30, 2005	22,000,000		22		78	-		(2,614)		(2,514)

Net (loss)
July 1, 2005
to June 30, 2006								(500)		(500)

Balance, June 30, 2006	22,000,000		22		78	-		(3,114)		(3,014)

Issuance of common stock
related to merger on
September 25, 2006	11,500,000		12		29,988					30,000

Purchase of treasury shares
related to merger on
September 25, 2006						16,886				(16,886)

Retirement of treasury shares
related to merger on
September 25, 2006	(20,000,000)		(20)		(16,866)	(16,886)				0

Net (loss)
July 1, 2006
to September 30, 2006								(10,000)		(10,000)

Balance, September 30, 2006	13,500,000	-	14	-	13,200	-	-	(13,114)	-	100

Net (loss)
October 1, 2006
to December 31, 2006								(10,216)		(10,216)

Balance, December 31, 2006	13,500,000	-	$14	-	$13,200	$-	-	$(23,330)	-	$(10,116)

INverso Corp.
(A Development Stage Company)
Statement of Cash Flows
For the Periods Ended December 31, 2006
and December 31, 2005
(Unaudited)
	Three Months	Three Months	Six Months	Six Months	2004 (Inception)
	Ended	Ended	Ended	Ended	Through
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006
OPERATING ACTIVITIES
Net loss	$(10,216)	$-	$(20,216)	$(500)	$(23,330)

Adjustment to reconcile net loss
to net cash used in operations:

Goodwill impairment	6,796		6,796		6,796
Decrease in accounts payable	(1,050)	-	-	-	-

Net cash used in operating activities	(4,470)	-	(13,420)	(500)	(16,534)

INVESTING ACTIVITIES
Purchase of goodwill related
related to merger on 9/25/06	-	-	(6,796)	-	(6,796)

FINANCING ACTIVITIES
Increase / (decrease) in shareholder loan	-	-	(3,114)	500	-
Increase in short-term note payable	5,300	-	10,300	-	10,300
Issuance of common stock	-	-	12	-	14
Proceeds from paid in capital	-	-	29,988	-	30,086
Purchase of treasury shares	-	-	(16,886)	-	(16,886)

Net cash provided by financing activities	5,300	-	20,300	500	23,514

Net cash increase for the period	830	-	84	-	184

Cash at the beginning of period	(646)	100	100	100	-

Cash at the end of period	$184	$100	$184	$100	$184

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

As of December 31, 2006, the Company has no inventory, property or equipment. Additionally, the Company has no revenue or cost of sales. The expenses incurred as of the date of the review are the start-up costs of the Company. Therefore, the Company is considered to be in the development stage.

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

Loss per share

Loss per share is computed by dividing the net income by the weighted average number of common shares outstanding of 13,500,000 for the three months ended December 31, 2006, 22,000,000 for the three months ended December 31, 2005, 17,519,022 for the six months ended December 31, 2006, 22,000,000 for the six months ended December 31, 2005, and 21,097,921 for the period from May 28, 2004 (inception) through December 31, 2006. There are no outstanding derivatives as of December 31, 2006 and therefore no adjustment for fully diluted weighted average number of common shares outstanding.

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

  Going Concern

Due to the development stage of the Company and since there have been no revenues as of December 31, 2006, there is substantial doubt as to the Company’s ability to continue as a going concern. In order to meet its upcoming and continuing obligations, additional financing or new revenues will be needed. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

  Intangibles

The Company formerly had an intangible asset of goodwill. This $6,796 amount came about from the reverse merger acquisition of Hydrogenesis, Inc. on September 25, 2006. During the three month period ended December 31, 2006, management determined that this goodwill was impaired. Since the addition of Hydrogenesis to the business operations of INverso are very speculative and it is doubtful that the combination will provide future success, management has assessed the value at $0.

Intangible assets are stated at cost and checked for impairment at the close of each fiscal year. However, if impairment is discovered at any time during the year, impairment is recognized immediately.

  Note Payable

The Company is currently receiving money from an investor that is being classified as a loan. The terms of the investment have not been finalized as of the date of the review. It is expected that common stock will be issued to settle this loan once the terms are finalized. No interest will be paid or accrued. The loan came from The Nutmeg Group, LLC (TNG). Randall S. Goulding, the president of INverso, is the managing member of TNG and owns 100% of the LLC.

  Related Party Transactions

During the six month period ended December 31, 2006, the Company received $10,300 from TNG that is currently being treated as a loan. Randall S. Goulding, the president of INverso, is the managing member of The Nutmeg Group and owns 100% of the LLC.

  Subsequent Events

There are no material subsequent events that have occurred since the date of the review.

EXHIBIT 31.1

OFFICER'S CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT

I, Randall S. Goulding, certify that:

1. I have reviewed this quarterly report on Form10-QSB for the quarter ended December 31, 2006, of Inverso Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: February 20, 2007 By: /s/ Randall S. Goulding -----------------

Randall S. Goulding, CEO

EXHIBIT 31.2

OFFICER'S CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT

I, Randall S. Goulding, certify that:

1. I have reviewed this quarterly report on Form10-QSB for the quarter ended December 31, 2006, of Inverso Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: February 20, 2007 By: /s/ Randall S. Goulding

------------------------------

Randall S. Goulding, CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Inverso Corp. (the "Company") on Form 10-QSB for the period ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

3. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date: February 20, 2007

By: /s/ Randall S. Goulding

-----------------

Randall S. Goulding

Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Inverso Corp. (the "Company") on Form 10-QSB for the period ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

3. A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date: February 20, 2007

By: /s/ Randall S. Goulding

------------------------------------------------

Randall S. Goulding

Chief Financial Officer