Form 10QSB
period 2007-03-31
INverso Corp
filed 2007-05-15
CIK 1295128

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 000-50898

INVERSO CORP.

[X]

(Exact name of registrant as specified in its charter)

Delaware	34-1996527
[ ]
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3346 Commercial Avenue Northbrook, Illinois	60062
33----dddd[ ]33
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(847) 291-7711
[ ]

4201 Massachusetts Ave. NW Suite 8037C Washington, DC 20016

[X]

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

13,500,000 shares of Common Stock, $0.000001 par value as of March 15, 2007

INDEX

PART I. – FINANCIAL INFORMATION

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet as of March 31, 2007 (unaudited) and June 30, 2006 (audited)

Condensed Consolidated Statement of Income for the Three and Nine Months Ended March 31, 2007, and from May 28, 2004 (inception) to March 31, 2007 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended March 31, 2007, and from May 28, 2004 (inception), to March 31, 2007 (unaudited)

Statement of Changes in Stockholders’ Equity (Deficit) for the period May 28, 2004 (inception), to March 31, 2007 (unaudited)

Notes to Interim Financial Statements as of March 31, 2007 (unaudited)

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

As of March 31, 2007, the Company has no inventory, property, equipment or assets. Additionally, the Company has no revenue or cost of sales. The expenses incurred as of this date are the start-up costs of the Company. Therefore, the Company is considered to be in the development stage.

Assets and Liabilities

The Company formerly had an intangible asset of goodwill. This $6,796 amount came about from the reverse merger acquisition of Hydrogenesis, Inc. on September 25, 2006. During the three month period ended December 31, 2006, management determined that this goodwill was impaired. Since the addition of Hydrogenesis to the business operations of INverso are very speculative and it is doubtful that the combination will provide future success, management has assessed the value at $0. This continues to be the case as of March 31, 2007.

Intangible assets are stated at cost and checked for impairment at the close of each fiscal year. However, if impairment is discovered at any time during the year, impairment is recognized immediately.

Revenues and Expenses

The Company is still in the development stage, it currently has no revenue and all expenses incurred as of March 31, 2007, have been the result of start-up costs, including accounting and consulting expenses. As the Company moves from the development to operational stage, it hopes to obtain funding in order to foster start-up technology companies in the alternative energy field, which will, in time, return a portion of their profits to the Company as revenue.

Liquidity and Capital Resources

The Company is currently receiving money from an investor that is being classified as a note payable in the amount of $10,300. The terms of the investment have not been finalized as of March 31, 2007. It is expected that common stock will be issued to settle this note payable once the terms are finalized. No interest will be paid or accrued. The loan came from The Nutmeg Group, LLC (TNG). Randall S. Goulding, the president of INverso, is the managing member of TNG and owns 100% of the LLC. As additional investors are obtained, the Company will continue to issue common stock in order to finance its operations.

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

There were no matters submitted during the quarter ended March 31, 2007, to a vote of the Company’s securities holders.

Item 5. Exhibits and Report on Form 8-K

During the quarter ended March 31, 2007, the following Form 8-k items were filed with the Securities and Exchange Commission;

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

Date: May 15, 2007

By: /s/ Randall S. Goulding

----------------------------

Randall S. Goulding

CEO/President/Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Randall S. Goulding Date: May 15, 2007

-----------------

Randall S. Goulding

CEO/President/Director

/s/ Harvey Altholtz Date: May 15, 2007

---------------------------

Harvey Altholtz

Director

INverso Corp.
(A Development Stage Company)
Balance Sheet
As of March 31, 2007 and June 30, 2006
(Unaudited)

ASSETS
	3/31/2007	6/30/2006
	(Unaudited)	(Audited)
Current assets
Cash	$4,997	$100

Total assets	$4,997	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT
	3/31/2007	6/30/2006
	(Unaudited)	(Audited)
Current liabilities
Accounts payable	3,800
Notes payable	15,300	-

Total current liabilities	19,100	-

Long-term debt, net of current portion
Loan from shareholders	-	3,114

Total liabilities	19,100	3,114

Stockholders' deficit
Common stock (par 0.000001, 100,000,000 shares authorized, and 13,500,000 issued and outstanding)
	14	22
Additional paid in capital	13,200	78
Accumulated deficit during the
development stage	(27,317)	(3,114)

Total stockholders' deficit	(14,103)	(3,014)

Total liabilities and stockholders' deficit	$4,997	$100

INverso Corp.
(A Development Stage Company)
Statement of Income
For the Periods Ended March 31, 2007 and 2006
(Unaudited)

					From May 28,
	Three Months	Three Months	Nine Months	Nine Months	2004 (Inception)
	Ended	Ended	Ended	Ended	Through
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007

Revenue:
Fees	$-	$-	$-	$-	$-

Expenses:
Accounting	3,800	-	7,220	500	9,980
Consulting	-	-	10,000	-	10,000
Dues and subscriptions	187	-	187	-	351
Postage	-	-	-	-	2
Printing & reproduction	-	-	-	-	3
Taxes	-	-	-	-	185

	3,987	-	17,407	500	20,521
Other expenses:
Goodwill impairment (Note 4)	-	-	6,796	-	6,796

Total expenses	3,987	-	24,203	500	27,317

Net Ioss	$(3,987)	$-	$(24,203)	$(500)	$(27,317)

Weighted average number of
common shares outstanding	13,500,000	22,000,000	16,198,905	22,000,000	20,416,833

Basis loss per common share	$(0.0003)	$-	$(0.0015)	$(0.0000)	$(0.0013)

INverso Corp.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity/(Deficit)
For the Period May 28, 2004 (Inception) to March 31, 2007
(Unaudited)
	Common Stock				Additional	Shares				Stockholders'
					Paid-in	Held in		Retained		Equity/
	Shares		Amount		Capital	Treasury		Earnings		(Deficit)

May 28, 2004
Stock issuance for cash	22,000,000		$22		$78	$-		$		$100

Net (loss)
May 28, 2004 (inception)
to June 30, 2004								(1,244)		(1,244)

Balance, June 30, 2004	22,000,000		22		78	-		(1,244)		(1,144)

Net (loss)
July 1, 2004
to June 30, 2005								(1,370)		(1,370)

Balance, June 30, 2005	22,000,000		22		78	-		(2,614)		(2,514)

Net (loss)
July 1, 2005
to June 30, 2006								(500)		(500)

Balance, June 30, 2006	22,000,000		22		78	-		(3,114)		(3,014)

Issuance of common stock
related to merger on
September 25, 2006	11,500,000		12		29,988					30,000

Purchase of treasury shares
related to merger on
September 25, 2006						16,886				(16,886)

Retirement of treasury shares
related to merger on
September 25, 2006	(20,000,000)		(20)		(16,866)	(16,886)

Net (loss)
July 1, 2006
to September 30, 2006								(10,000)		(10,000)

Balance, September 30, 2006	13,500,000	-	14	-	13,200	-	-	(13,114)	-	100

Net (loss)
October 1, 2006
to December 31, 2006								(10,216)		(10,216)

Balance, December 31, 2006	13,500,000	-	14	-	13,200	-	-	(23,330)	-	(10,116)

Net (loss)
January 1, 2007
to March 31, 2007								(3,987)		(3,987)

Balance, March 31, 2007	13,500,000		$14		$13,200	$-		$(27,317)		$(14,103)

INverso Corp.
(A Development Stage Company)
Statement of Cash Flows
For the Periods Ended March 31, 2007
and March 31, 2006
(Unaudited)
					From May 28,
	Three Months	Three Months	Nine Months	Nine Months	2004 (Inception)
	Ended	Ended	Ended	Ended	Through
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007
OPERATING ACTIVITIES
Net loss	$(3,987)	$-	$(24,203)	$(500)	$(27,317)

Adjustment to reconcile net loss
to net cash used in operations:

Goodwill impairment	-		6,796		6,796
Increase in accounts payable	3,800	-	3,800	-	3,800

Net cash used in operating activities	(187)	-	(13,607)	(500)	(16,721)

INVESTING ACTIVITIES
Purchase of goodwill related
related to merger on 9/25/06	-	-	(6,796)	-	(6,796)

FINANCING ACTIVITIES
Increase / (decrease) in shareholder loan	-	-	(3,114)	500	-
Increase in short-term notes payable	5,000	-	15,300	-	15,300
Issuance of common stock	-	-	12	-	14
Proceeds from paid in capital	-	-	29,988	-	30,086
Purchase of treasury shares	-	-	(16,886)	-	(16,886)

Net cash provided by financing activities	5,000	-	25,300	500	28,514

Net cash increase for the period	4,813	-	4,897	-	4,997

Cash at the beginning of period	184	100	100	100	-

Cash at the end of period	$4,997	$100	$4,997	$100	$4,997

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

As of March 31, 2007, the Company has no inventory, property or equipment. Additionally, the Company has no revenue or cost of sales. The expenses incurred as of the date of the review are the start-up costs of the Company. Therefore, the Company is considered to be in the development stage.

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

Loss per share

Loss per share is computed by dividing the net income by the weighted average number of common shares outstanding of 13,500,000 for the three months ended March 31, 2007, 22,000,000 for the three months ended March 31, 2006, 16,198,905 for the nine months ended March 31, 2007, 22,000,000 for the nine months ended March 31, 2006, and 20,416,833 for the period from May 28, 2004 (inception) through March 31, 2007. There are no outstanding derivatives as of March 31, 2007 and therefore no adjustment for fully diluted weighted average number of common shares outstanding.

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

  Going Concern

Due to the development stage of the Company and since there have been no revenues as of March 31, 2007, there is substantial doubt as to the Company’s ability to continue as a going concern. In order to meet its upcoming and continuing obligations, additional financing or new revenues will be needed. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

  Intangibles

The Company formerly had an intangible asset of goodwill. This $6,796 amount came about from the reverse merger acquisition of Hydrogenesis, Inc. on September 25, 2006. At December 31, 2006, management determined that this goodwill was impaired. Since the addition of Hydrogenesis to the business operations of INverso are very speculative and it is doubtful that the combination will provide future success, management has assessed the value at $0.

Intangible assets are stated at cost and checked for impairment at the close of each fiscal year. However, if impairment is discovered at any time during the year, it is recognized immediately.

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

  Related Party Transactions

During the nine month period ended March 31, 2007, the Company received $10,300 from TNG that is currently being treated as a loan. Randall S. Goulding, the president of INverso, is the managing member of The Nutmeg Group and owns 100% of the LLC.

  Subsequent Events

There are no material subsequent events that have occurred since the date of the review.

EXHIBIT 31.1

OFFICER'S CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT

I, Randall S. Goulding, certify that:

1. I have reviewed this quarterly report on Form10-QSB for the quarter ended March 31, 2007, of Inverso Corp.;

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

Date: May 15, 2007 By: /s/ Randall S. Goulding -----------------

Randall S. Goulding, CEO

EXHIBIT 31.2

OFFICER'S CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT

I, Randall S. Goulding, certify that:

1. I have reviewed this quarterly report on Form10-QSB for the quarter ended March 31, 2007, of Inverso Corp.;

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

Date: May 15, 2007 By: /s/ Randall S. Goulding

------------------------------

Randall S. Goulding, CFO

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Inverso Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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

Date: May 15, 2007

By: /s/ Randall S. Goulding

-----------------

Randall S. Goulding

Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Inverso Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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

Date: May 15, 2007

By: /s/ Randall S. Goulding

------------------------------------------------

Randall S. Goulding

Chief Financial Officer