Form 10KSB
period 2007-06-30
INverso Corp
filed 2007-10-16
CIK 1295128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 6/30/2007

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-50898

_____________INverso Corp._____________

(Name of Small Business Issuer in its charter)

Delaware	34-1996527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
155 Revere Drive, Suite 10, Illinois, IL	60062
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (847) 291-7711_________________________

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which to be so registered each class is to be registered
N/A	N/A

Securities registered under Section 12(g) of the Act:

____Common Stock $0.000001 par value____

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

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

The aggregate market value of shares of voting common stock held by non affiliates of the Registrant is approximately $0 on June 30, 2007. There were 13,500,000 shares of the Registrant’s common stock outstanding as of June 30, 2007.

Table of Contents

Part I 3

Forward Looking Statements 3

Item 1. Description of Business. 3

Item 2. Description of Property. 4

Item 3. Legal Proceedings. 4

PART II 4

Item 1. Market for Common Equity and Related Stockholder Matters. 4

Item 6. Management’s Discussion and Analysis or Plan of Operation. 4

Off-balance sheet arrangements 7

Item 7. Financial Statements. 7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. 12

Item 8A. Controls and Procedures. 12

Evaluation of Disclosure Controls and Procedures 12

Changes in Internal Controls 12

Item 8B. Other Information. 12

PART III 12

Item 9. Directors and Executive Officers of the Registrant and Compliance with Section 16(a) of the Exchange Act. 12

Section 16(a) Beneficial Ownership Reporting Compliance 14

Code of Ethics 14

Audit Committee Financial Expert 14

Item 10. Executive Compensation. 14

Item 11. Security Ownership of Certain Beneficial Owners and Management. 15

Item 12. Certain Relationships and Related Transactions. 15

Item 13. Exhibits and Reports on Form 8-K. 15

(a) Exhibits: 16

(b) Reports on Form 8-K 16

Item 14. Principal Accountant Fees and Services. 16

Audit and Non-Audit Fees 16

SIGNATURES 17

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

We are a “blank check” company, also often referred to as a “shell” company. To date we have had no operations and are in the process of seeking investment funds to further our business model of developing/funding alternative energy start-up companies. We are a development stage company and will remain so until proper funding is encountered.

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

We currently maintain a mailing address at c/o Randall S. Goulding, 155 Revere Drive, Suite 10, Northbrook, IL 60062. We pay no rent for the use of this mailing address. We do not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein and in our registration statement.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

We have no operations or revenues. On September 25, 2006, we closed on the acquisition of Hydrogenesis, Inc. Hydrogenesis, Inc. was organized to facilitate financing for bioreactor/hydrogen plants as well as funding for the development of other promising alternative energy sources. Currently Hydrogenesis has nominal assets only and it is expected that it will remain a development stage company until additional funds can be raised.

Assuming receipt of sufficient funding, Hydrogenesis’ initial focus will be providing funding and/or working capital for companies engaged in alternative energy production. Hydrogenesis will serve as an incubator for technology companies requiring funding and management. There are currently no agreements in place with respect to any funding or joint ventures.

As a result of the foregoing transaction, the Company will face the following risks and uncertainties:

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

We believe that our plan of operations will be conducted through the efforts of Mr. Randall S. Goulding and Dr. Harvey Altholtz. It is anticipated that Mr. Goulding and Dr. Altholtz will furnish us with potential candidates for developing our hydrogen/bioreactor business model.

We are classified as a 'blank check' company under rules of the SEC and certain states.

Under these regulations the public sale of securities of blank check companies is limited. We will not make any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan and INverso is no longer classified as a blank check company. We anticipate that additional securities may be registered and issued subsequent to a successful business transaction. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the future value of our securities, if such a market develops, of which there is no assurance.

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon the specific opportunity. The amount of time spent by Messrs. Goulding and Alholtz on the activities of INverso is not predictable. Such time may vary widely from an extensive amount when reviewing a target company/opportunity to an essentially quiet time when activities of management focus elsewhere

Since inception, we have had no revenues or sales and primarily financed our operations through funding from Mr. Goulding. We believe that our current cash needs can be met by loans from our directors, officers and shareholders for at least the next twelve months. However, if we encounter a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling our common stock. Our management intends to actively seek business opportunities during the next twelve months.

Management has considered filing to become a Business Development Company (BDC). Nothing has been determined or further explored in relation to becoming a BDC as of the date of this report.

Off-balance sheet arrangements

We currently have no off-balance sheet contracts or other off-balance sheet arrangements.

Item 7. Financial Statements.

Pollard-Kelley Auditing Services, Inc. ... ... ... ... ... ... ... ... ... ... ... ... ... ...

Auditing Services 4500 Rockside Rd #450, Independence, OH 44131 330-836-2558

Report of Independent Registered Public Accounting Firm

Board of Directors

INverso Corp.

( A Development Stage Company)

We have audited the accompanying balance sheets of INverso Corp. (a Development Stage Company) as of June 30, 2007 and 2006, and the related statements of income, changes in shareholders' equity, and cash flows for the years ended June 30, 2007 and 2006, and the period May 28, 2004 (date of inception) through June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Company has not generated significant revenues or profits to date. This factor, among others, may indicate that the Company may be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2007 and 2006, and the results of its operations, changes in shareholders' equity, and its cash flows for the year ended June 30, 2007 and 2006, and the period May 28, 2004 (date of inception) through June 30, 2007, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio

October 15, 2007

INverso Corp.

(A Development Stage Company)

Balance Sheet

As of June 30, 2007 and June 30, 2006

ASSETS
	6/30/2007	6/30/2006
Current assets
Cash	$4,872	$100

Total assets	$4,872	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT
	6/30/2007	6/30/2006
Current liabilities
Accounts payable	$10,756	$-
Notes payable	15,300	-

Total current liabilities	26,056	-

Long-term debt, net of current portion
Loan from shareholders	-	3,114

Total liabilities	26,056	3,114

Stockholders' deficit
Common stock (par 0.000001, 100,000,000shares authorized, and 13,500,000 issued and outstanding)	14	22
Additional paid in capital	13,200	78
Accumulated deficit during the
development stage	(34,398)	(3,114)

Total stockholders' deficit	(21,184)	(3,014)

Total liabilities and stockholders' deficit	$4,872	$100

See notes accompanying financial statements

INverso Corp.

(A Development Stage Company)

Statement of Income

For the Periods Ended June 30, 2007 and 2006

					From May 28,
	Three Months	Three Months	Year	Year	2004 (Inception)
	Ended	Ended	Ended	Ended	Through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

Revenue:
Fees	$-	$-	$-	$-	$-

Expenses:
Accounting	1,860	-	9,080	500	11,840
Consulting	-	-	10,000	-	10,000
Dues and subscriptions	125	-	312	-	476
Legal	5,096	-	5,096	-	5,096
Postage	-	-	-	-	2
Printing & reproduction	-	-	-	-	3
Taxes	-	-	-	-	185

	7,081	-	24,488	500	27,602
Other expenses:
Goodwill impairment (Note 4)	-	-	6,796	-	6,796

Net Ioss	$(7,081)	$-	$(31,284)	$(500)	$(34,398)

Weighted average number of
common shares outstanding	13,500,000	22,000,000	15,526,027	22,000,000	19,842,009

Basis loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See notes accompanying financial statements

INverso Corp.

(A Development Stage Company)

Statement of Changes in Stockholders' Equity/(Deficit)

For the Period May 28, 2004 (Inception) to June 30, 2007

										Total
	Common Stock				Additional	Shares				Stockholders'
					Paid-in	Held in		Retained		Equity/
	Shares		Amount		Capital	Treasury		Earnings		(Deficit)

May 28, 2004
Stock issuance for cash	22,000,000		$22		$78	$-		$		$100

Net (loss)
May 28, 2004 (inception)
to June 30, 2004								(1,244)		(1,244)

Balance, June 30, 2004	22,000,000		22		78	-		(1,244)		(1,144)

Net (loss)
July 1, 2004
to June 30, 2005								(1,370)		(1,370)

Balance, June 30, 2005	22,000,000		22		78	-		(2,614)		(2,514)

Net (loss)
July 1, 2005
to June 30, 2006								(500)		(500)

Balance, June 30, 2006	22,000,000		22		78	-		(3,114)		(3,014)

Issuance of common stock
related to merger on
September 25, 2006	11,500,000		12		29,988					30,000

Purchase of treasury shares
related to merger on
September 25, 2006						16,886				(16,886)

Retirement of treasury shares
related to merger on
September 25, 2006	(20,000,000)		(20)		(16,866)	(16,886)

Net (loss)
July 1, 2006
to September 30, 2006								(10,000)		(10,000)

Balance, September 30, 2006	13,500,000	-	14	-	13,200	-	-	(13,114)	-	100

Net (loss)
October 1, 2006
to December 31, 2006								(10,216)		(10,216)

Balance, December 31, 2006	13,500,000	-	14	-	13,200	-	-	(23,330)	-	(10,116)

Net (loss)
January 1, 2007
to March 31, 2007								(3,987)		(3,987)

Balance, March 31, 2007	13,500,000		14		13,200	-		(27,317)		(14,103)

Net (loss)
April 1, 2007
to June 30, 2007								(7,081)		(7,081)

Balance, June 30, 2007	13,500,000		$14		$13,200	$-		$(34,398)		$(21,184)

See notes accompanying financial statements

INverso Corp.

(A Development Stage Company)

Statement of Cash Flows

For the Periods Ended June 30, 2007 and June 30, 2006

					From May 28,
	Three Months	Three Months	Year	Year	2004 (Inception)
	Ended	Ended	Ended	Ended	Through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
OPERATING ACTIVITIES
Net loss	$(7,081)	$-	$(31,284)	$(500)	$(34,398)

Adjustment to reconcile net loss
to net cash used in operations:

Goodwill impairment	-	-	6,796	-	6,796
Increase in accounts payable	6,956	-	10,756	-	10,756

Net cash used in operating activities	(125)	-	(13,732)	(500)	(16,846)

INVESTING ACTIVITIES
Purchase of goodwill related
related to merger on 9/25/06	-	-	(6,796)	-	(6,796)

FINANCING ACTIVITIES
Increase / (decrease) in shareholder loan	-	-	(3,114)	500	-
Increase in notes payable	-	-	15,300	-	15,300
Issuance of common stock	-	-	12	-	14
Proceeds from paid in capital	-	-	29,988	-	30,086
Purchase of treasury shares	-	-	(16,886)	-	(16,886)

Net cash provided by financing activities	-	-	25,300	500	28,514

Net cash increase for the period	(125)	-	4,772	-	4,872

Cash at the beginning of period	4,997	100	100	100	-

Cash at the end of period	$4,872	$100	$4,872	$100	$4,872

See notes accompanying financial statements

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

As of June 30, 2007, the Company has no inventory, property or equipment. Additionally, the Company has no revenue or cost of sales. The expenses incurred as of the date of the audit are the start-up costs of the Company. Therefore, the Company is considered to be in the development stage.

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

Loss per share

Loss per share is computed by dividing the net income by the weighted average number of common shares outstanding of 13,500,000 for the three months ended June 30, 2007, 22,000,000 for the three months ended June 30, 2006, 15,526,027 for year ended June 30, 2007, 22,000,000 for the year ended June 30, 2006, and 19,842,009 for the period from May 28, 2004 (inception) through June 30, 2007. There are no outstanding derivatives as of June 30, 2007 and therefore no adjustment for fully diluted weighted average number of common shares outstanding.

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

  Going Concern

Due to the development stage of the Company and since there have been no revenues as of June 30, 2007, there is substantial doubt as to the Company’s ability to continue as a going concern. In order to meet its upcoming and continuing obligations, additional financing or new revenues will be needed. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

  Notes Payable

The Company is currently receiving money from an investor that is being classified as a loan. The terms of the investment have not been finalized as of the date of the audit. It is expected that common stock will be issued to settle this loan once the terms are finalized. No interest will be paid or accrued. The loan came from The Nutmeg Group, LLC (TNG). Randall S. Goulding, the president of INverso, is the managing member of TNG and owns 100% of the LLC.

  Related Party Transactions

During the year ended June 30, 2007, the Company received $10,300 from TNG that is currently being treated as a loan. Randall S. Goulding, the president of INverso, is the managing member of The Nutmeg Group and owns 100% of the LLC.

  Significant Transactions and Subsequent Events

In January of 2007, $100,000 of cash was received from the Melanie S. Altholtz Irrevocable Trust (Altholtz). On the next day, $95,000 was sent to Nanologix, Inc. for an investment. It was a $100,000 investment, but $5,000 was withheld and due to a finder for a commission. All of this occurred through Hydrogenesis, Inc., the subsidiary. Immediately after the transaction, it was determined that the true nature of the transaction was not correctly formulated. All of the parties then agreed to rescind the transaction. It was therefore not mentioned as a subsequent event in the December 31, 2006 financial statements because management considered this to be irrelevant. When the March 31, 2007 financials were prepared, cash had still not been exchanged between the parties to affect the rescission, but there was no indication that the rescission would not occur. On or about June of 2007, the Company came to realize that rescission of this transaction, even though agreed to by all parties previously, was not going to occur, due to a prior shift in power of the management of Nanologix, Inc.

To resolve the problems associated with this issue, the following events took place. All of the transactions described occurred through the Company’s subsidiary, Hydrogenesis, Inc. The subsidiary really has no other operations. Therefore, the subsidiary owns $100,000 worth of Nanologix stock and owes Altholtz $100,000. The Company came to an agreement with Altholtz to sell Hydrogenesis, for $5,000. At the date of the transaction, Hydrogenesis would own the $100,000 asset and be obligated to pay Altholtz the $100,000 note payable. The $5,000 obligation still due to the finder as of June 30, 2007 will be assumed by Hydrogenesis upon closing of the transaction in October of 2007.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on his evaluation of our disclosure controls and procedures, conducted as of a date within ninety (90) days prior to the filing date of this report on Form 10-KSB (the “Evaluation Date”), Messrs Goulding and Altholtz, our principal executive and financial officers, have concluded that they are the only individuals involved in INverso’s disclosure process. We have no formal procedures in place for processing and assembling information to be disclosed in our periodic reports. Our system is designed so that information is retained by us and relayed to our accountants. Our principal executive officer and principal financial officer believe that as of the end of the period being reported, the our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the required time periods. Further, we believe that, given its size and status as a blank check company with no operations, an extensive disclosure controls and procedures system is not necessary. At such time that a business transaction is consummated, our management will reevaluate the disclosure controls and procedures.

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

The table below sets forth the names, ages, positions and terms of office of our officers and directors.

Name	Age	Position	Term
Randall S. Goulding	57	CEO, CFO, Director	Through May 2008
Harvey Altholtz	61	Director	Through May 2008

Randall S. Goulding, is a certified public accountant and attorney. Mr. Goulding received a business administration degree with a dual major in accounting and finance from the University of Illinois. He received his JD from DePaul Law School. Mr. Goulding spent six years with the Internal Revenue Service Audit and Intelligence Divisions before opening a private tax law practice, focusing on income and estate taxation and planning, securities and litigation. His litigation experience has included practice before the United States Supreme Court, Illinois Supreme Court, State Court, Federal District Court, the Seventh Circuit Court of Appeals and the United States Tax Court. Starting in 1995, Mr. Goulding joined the equity investment company Paradigm Group, LLC (“Paradigm”), a Chicago-based investment and financial consulting organization. He negotiated and structured transactions for Paradigm, its investors and portfolio companies. Since 1998, he has also served as general counsel to Paradigm as well as The Adler Group, LLC, Certified Public Accountants & Consultants. Mr. Goulding founded the Nutmeg Group in 2002 and continues to serve as the Managing Director.

Dr. Harvey Altholtz, a former practicing dentist, is one of the founding Principals of Wealth Strategy Partners, LLP, an innovative financial planning firm which specializes in both income tax and estate tax reduction through the combination of multiple Internal Revenue Code sections, Treasury Regulations and Dept. of Labor Advisory Opinions which result in a synergism of tax relief for the client. Special emphasis is placed on charitable planning and tax favorable investments so as to greatly benefit the client and/or his or her heirs. He has created strategic alliances with over 20 nationally known and respected legal firms and thousands of reputable accounting firms throughout the United States and is considered a national expert on legal tax avoidance techniques and charitable giving.

Dr. Altholtz is a noted speaker at medical meetings and conventions, as well as CPA and attorney conferences and continuing education symposiums across the nation, and has been invited to speak to insurance producer groups as well.

There are no family relationships between our directors. During the last five years, none of our directors, persons nominated to become a director, executive officers, promoters or control persons has been involved in:

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

  Based solely on our review of the copies of such forms, we believe that, with one exception, our two directors, officers and our stockholders complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 2007.  We did discover that The Nutmeg Group, LLC beneficially held 2,903,750 shares of the Company’s common stock which it acquired via the Share Exchange with Hydrogenesis on September 25, 2006, and which was inadvertently not previously reported on any Form 3.  Randall S. Goulding, the Company’s Chief Executive Officer and Director, who is the managing member of The Nutmeg Group, LLC, has informed the Company that he will file a Form 4 with regard to his shareholdings, and will examine whether a separate Form 3 needs to be filed on behalf of the Nutmeg Group, as soon as possible.

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

(1) Includes securities, underlying options, and SARs.

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ SARs	LTIP Payouts (1)	All Other Compensation
Randall S. Goulding	2006	$0	$0	$0	-	-	$0	$0
Harvey Altholtz	2006	$0	$0	$0	-	-	$0	$0

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

As of June 30, 2007, there were 13,500,000 shares of beneficial ownership in INverso outstanding. The following table sets forth the beneficial owners of 10% of our securities as well as ownership by managers, officers and directors. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Item 12. Certain Relationships and Related Transactions.

In order to allow us to maintain our liquidity, our directors, who are our controlling shareholders, have paid certain expenses related to our operations and have not yet requested reimbursement for these expenses.

Mr. Randall S. Goulding is the managing director of The Nutmeg Group, LLC, and manages the operations of INverso.

Mr. David Goulding is the trustee of The Gale Trust, which holds 31.84% of the common stock of INverso.

Dr. Harvey Altholtz is a director of INverso and the former trustee of The Melanie Altholtz Trust, which holds 31.84% of the common stock of INverso.

Item 13. Exhibits and Reports on Form 8-K.

The following documents are filed as part of this report:

(a) Exhibits:

Number	Description
2.1	Certificate of Incorporation (*)
2.1	By-Laws (**)
10	Consent of Pollard-Kelley Auditing Services, Inc.
31.1	Certification Randall S. Goulding
32.1	Section 906 Certification Randall S. Goulding

* Incorporated by reference to the Company’s Form 8-K, Current Report, filed with the SEC on November 1, 2004.

** Incorporated by reference to the Company’s Form 10-SB, Registration of Securities under Section 12(g) of the Exchange Act, filed with the SEC on August 10, 2004.

(b) Reports on Form 8-K

The Registrant filed a Report on Form 8-K during the fourth quarter of fiscal year 2006, on October 6, 2006.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for INverso by Pollard-Kelley Auditing Services, Inc. for the year ended June 30, 2007 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed during the year.

2007
Audit fees	$1,500
Audit-related fees	$0
Tax fees	$0
Total	$1,500

Audit Fees for the year ended June 30, 2007 were for professional services rendered for the audits of the financial statements of INverso, consents, and other assistance required to complete the year-end audit of the financial statements.

There were no Audit-Related Fees and no Tax Fees or fees that were classified as All Other Fees as of the fiscal year ended June 30, 2007.

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

INverso Corp.

By: __/s/ Randall S. Goulding ___________________

Date: October 15, 2007

Randall S. Goulding, CEO, President and Director

By: __/s/ Harvey Altholtz_________________

Date: October 15, 2007

Harvey Altholtz, Director