Form 10QSB
period 2007-09-30
INverso Corp
filed 2007-11-15
CIK 1295128

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 000-50898

INVERSO CORP.

(Exact name of registrant as specified in its charter)

Delaware	34-1996527

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

155 Revere Drive, Suite 10 Northbrook, Illinois	60062
33----dddd33
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(847) 291-7711

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

13,500,000 shares of Common Stock, $0.000001 par value as of September 30, 2007

INDEX

PART I. – FINANCIAL INFORMATION

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet as of September 30, 2007 and June 30, 2007 (unaudited)

Condensed Consolidated Statement of Income for the Three Months Ended September 30, 2007, and from May 28, 2004 (inception) to June 30, 2007 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2007, and from May 28, 2004 (inception), to June 30, 2007 (unaudited)

Statement of Changes in Stockholders’ Equity (Deficit) for the period May 28, 2004 (inception), to September 30, 2007 (unaudited)

Notes to Interim Financial Statements as of September 30, 2007 (unaudited)

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

As of September 30, 2007, the Company has no inventory, property or equipment. Additionally, the Company has no revenue or cost of sales. The expenses incurred as of the date of the review are the start-up costs of the Company. Therefore, the Company is considered to be in the development stage.

Assets and Liabilities

Since the addition of Hydrogenesis to the business operations of INverso is very speculative and it is doubtful that the combination will provide future success, management has assessed the value at $0. This continues to be the case as of September 30, 2007.

Intangible assets are stated at cost and checked for impairment at the close of each fiscal year. However, if impairment is discovered at any time during the year, impairment is recognized immediately.

Revenues and Expenses

As of September 30, 2007, the Company has no inventory, property or equipment. Additionally, the Company has no revenue or cost of sales. The expenses incurred as of the date of the review are the start-up costs of the Company. Therefore, the Company is considered to be in the development stage.

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

Subsequent Events

Subsequent to the preparation of this form, INverso has divested Hydrogenesis, Inc. as of October 12, 2007. Management of INverso is currently in discussions as to the future direction of the company. Management has considered filing to become a Business Development Company (BDC). Nothing has been determined or further explored in relation to becoming a BDC as of the date of this report.

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

There were no matters submitted during the quarter ended September 30, 2007, to a vote of the Company’s securities holders.

Item 5. Exhibits and Report on Form 8-K

During the quarter ended September 30, 2007, the following Form 8-k items were filed with the Securities and Exchange Commission;

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

Date: November 15, 2007

By: /s/ Randall S. Goulding

----------------------------

Randall S. Goulding

CEO/President/Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Randall S. Goulding Date: November 15, 2007

-----------------

Randall S. Goulding

CEO/President/Director

/s/ Harvey Altholtz Date: November 15, 2007

---------------------------

Harvey Altholtz

Director

INverso Corp.
(A Development Stage Company)
Balance Sheet
As of September 30, 2007 and June 30, 2007
(Unaudited)
ASSETS
	9/30/2007	6/30/2007
	(Unaudited)	(Audited)
Current assets
Cash	$264	$4,872

Total assets	$264	$4,872

LIABILITIES AND STOCKHOLDERS' DEFICIT
	9/30/2007	6/30/2007
	(Unaudited)	(Audited)
Current liabilities
Accounts payable	$14,904	$10,756
Notes payable	16,300	15,300

Total liabilities	31,204	26,056

Stockholders' deficit
Common stock (par 0.000001, 100,000,000 shares authorized, and 13,500,000 issued and outstanding)	14	14
Additional paid in capital	13,200	13,200
Accumulated deficit during the development stage	(44,154)	(34,398)
Total stockholders' deficit	(30,940)	(21,184)

Total liabilities and stockholders' deficit	$264	$4,872

See notes to financial statements

INverso Corp.
(A Development Stage Company)
Statement of Income
For the Periods Ended September 30, 2007 and 2006
(Unaudited)

			From May 28,
	Three Months	Three Months	2004 (Inception)
	Ended	Ended	Through
	September 30, 2007	September 30, 2006	September 30, 2007

Revenue:
Fees	$-	$-	$-

Expenses:
Accounting	4,617	-	16,457
Consulting	-	10,000	10,000
Dues and subscriptions	27	-	503
Legal	5,112		10,208
Postage	-	-	2
Printing & reproduction	-	-	3
Taxes	-	-	185

	9,756	10,000	37,358
Other expenses:
Goodwill impairment	-	-	6,796

Net Ioss	$(9,756)	$(10,000)	$(44,154)

Weighted average number of common shares outstanding	13,500,000	21,583,043	19,350,463

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)

See notes to financial statements

INverso Corp.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the Period May 28, 2004 (Inception) to September 30, 2007
(Unaudited)

	Common Stock				Additional	Shares					Total
	Shares		Amount		Paid-in Capital	Held in Treasury		Retained Earnings			Stockholders' (Deficit)

May 28, 2004
Stock issuance for cash	22,000,000		$22		$78	$-		$			$100

Net (loss)
May 28, 2004 (inception)
to June 30, 2004									(1,244)		(1,244)

Balance, June 30, 2004	22,000,000		22		78	-			(1,244)		(1,144)

Net (loss)
July 1, 2004
to June 30, 2005									(1,370)		(1,370)

Balance, June 30, 2005	22,000,000		22		78	-			(2,614)		(2,514)

Net (loss)
July 1, 2005
to June 30, 2006									(500)		(500)

Balance, June 30, 2006	22,000,000		22		78	-			(3,114)		(3,014)

Issuance of common stock
related to merger on
September 25, 2006	11,500,000		12		29,988						30,000

Purchase of treasury shares
related to merger on
September 25, 2006						16,886					(16,886)

Retirement of treasury shares
related to merger on
September 25, 2006	(20,000,000)		(20)		(16,866)	(16,886)

Net (loss)
July 1, 2006
to September 30, 2006									(10,000)		(10,000)

Balance, September 30, 2006	13,500,000	-	14	-	13,200	-	-		(13,114)	-	100

Net (loss)
October 1, 2006
to December 31, 2006									(10,216)		(10,216)

Balance, December 31, 2006	13,500,000		14		13,200	-			(23,330)		(10,116)

Net (loss)
January 1, 2007
to March 31, 2007									(3,987)		(3,987)

Balance, March 31, 2007	13,500,000		14		13,200	-			(27,317)		(14,103)

Net (loss)
April 1, 2007
to June 30, 2007									(7,081)		(7,081)

Balance, June 30, 2007	13,500,000		14		13,200	-			(34,398)		(21,184)

Net (loss)
July 1, 2007
to September 30, 2007									(9,756)		(9,756)

Balance, September 30, 2007	13,500,000		$14		$13,200	$-			$(44,154)		$(30,940)

See notes to financial statements

INverso Corp.
(A Development Stage Company)
Statement of Cash Flows
For the Periods Ended September 30, 2007 and 2006
(Unaudited)
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	From May 28, 2004 (Inception) Through September 30, 2007
OPERATING ACTIVITIES
Net loss	$(9,756)	$(10,000)	$(44,154)

Adjustment to reconcile net loss to net cash used in operations:

Goodwill impairment			6,796
Increase in accounts payable	4,148	1,050	14,904

Net cash used in operating activities	(5,608)	(8,950)	(22,454)

INVESTING ACTIVITIES
Purchase of goodwill related
related to merger on 9/25/06	-	(6,796)	(6,796)

FINANCING ACTIVITIES
Decrease in shareholder loan	-	(3,114)	-
Increase in short-term notes payable	1,000	5,000	16,300
Issuance of common stock	-	12	14
Proceeds from paid in capital	-	29,988	30,086
Purchase of treasury shares	-	(16,886)	(16,886)

Net cash provided by financing activities	1,000	15,000	29,514

Net cash increase (decrease) for the period	(4,608)	(746)	264

Cash at the beginning of period	4,872	100	-

Cash at the end of period	$264	$(646)	$264

See notes to financial statements

INverso Corp.

Notes to Financial Statements

  Description of Business

INverso Corp. (hereafter referred to as the Company), is incorporated in the state of Delaware. The Company facilitates financing for bioreactor plants. The intent of the company is to fund future hydrogen bioreactors.

As of September 30, 2007, the Company has no inventory, property or equipment. Additionally, the Company has no revenue or cost of sales. The expenses incurred as of the date of the review are the start-up costs of the Company. Therefore, the Company is considered to be in the development stage.

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

Loss per share

Loss per share is computed by dividing the net income by the weighted average number of common shares outstanding of 13,500,000 for the three months ended September 30, 2007, 21,583,043 for the three months ended September 30, 2006, and 19,350,463 for the period from May 28, 2004 (inception) through September 30, 2007. There are no outstanding derivatives as of September 30, 2007 and therefore no adjustment for fully diluted weighted average number of common shares outstanding.

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

Intangibles

Intangible assets are stated at cost and checked for impairment at the close of each fiscal year. However, if impairment is discovered at any time during the year, it is recognized immediately.

  Going Concern

Due to the development stage of the Company and since there have been no revenues as of September 30, 2007, there is substantial doubt as to the Company’s ability to continue as a going concern. In order to meet its upcoming and continuing obligations, additional financing or new revenues will be needed. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

  Related Party Transactions

Beginning in September of 2006 and currently continuing, the Company received $11,300 from TNG that is currently being treated as a loan. Randall S. Goulding, the president of INverso, is the managing member of The Nutmeg Group and owns 100% of the LLC.

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

To resolve the problems associated with this issue, the following events took place. All of the transactions described occurred through the Company’s subsidiary, Hydrogenesis, Inc. The subsidiary really has no other operations. Therefore, the subsidiary owns $100,000 worth of Nanologix stock and owes Altholtz $100,000. The Company came to an agreement with Altholtz to sell Hydrogenesis, for $5,000. At the date of the transaction, Hydrogenesis would own the $100,000 asset and be obligated to pay Altholtz the $100,000 note payable. The $5,000 obligation still due to the finder as of September 30, 2007 will be assumed by Hydrogenesis upon closing of the transaction in October of 2007.