Form 10QSB
period 2007-12-31
INverso Corp
filed 2008-02-15
CIK 1295128

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

( ) Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to ________

Commission file number: 000-50898

INverso Corp.

(Exact Name of Small Business User as Specified in its Charter)

Delaware 34-1996527

(State or Other Jurisdiction of (I.R.S. Employer

Incorporation or Organization) Identification No.)

155 Revere Drive, Suite 10, Northbrook, Illinois 60062

(Address of Principal Executive Offices) (Zip Code)

847-291-7711

(Issuer’s telephone Number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act). Yes X No

The registrant has 13,500,000 shares of Common Stock issued, $0.000001 par value, as of December 31, 2007.

Index

Page

Number

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet

as of December 31, 2007 and June 30, 2007 (unaudited) 3

Condensed Consolidated Statement of Income

for the Periods Ended December 31, 2007, and 2006 (unaudited) 4

Condensed Consolidated Statements of Cash Flows

for the Periods Ended December 31, 2007, and 2006 (unaudited) 5

Statement of Changes in Stockholders’ Equity (Deficit)

for the period May 28, 2004 (inception),

to December 31, 2007 (unaudited) 6

Notes to Interim Financial Statements as of

December 31, 2007 (unaudited) 7

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations 10

PART II. OTHER INFORMATION 14

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INverso Corp.

(A Development Stage Company)

Balance Sheet As of December 31, 2007 and June 30, 2007

(Unaudited)

ASSETS
	12/31/2007	6/30/2007
	(Unaudited)	(Audited)
Current assets
Cash	$-	$4,872

Total assets	$-	$4,872

LIABILITIES AND STOCKHOLDERS' DEFICIT
	12/31/2007	6/30/2007
	(Unaudited)	(Audited)
Current liabilities
Accounts payable	$17,060	$10,756
Notes payable	15,284	15,300

Total liabilities	32,344	26,056

Stockholders' deficit
Common stock (par 0.000001, 100,000,000 shares authorized, and 13,500,000 issued and outstanding)	14	14
Additional paid in capital	13,200	13,200
Accumulated deficit during the development stage	(45,558)	(34,398)

Total stockholders' deficit	(32,344)	(21,184)

Total liabilities and stockholders' deficit	$-	$4,872

INverso Corp.
(A Development Stage Company)
Statement of Income
For the Periods Ended December 31, 2007 and 2006

(Unaudited)

					From May 28,
	Three Months	Three Months	Six Months	Six Months	2004 (Inception)
	Ended	Ended	Ended	Ended	Through
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006	December 31, 2007

Revenue:
Fees	$-	$-	$-	$-	$-

Expenses:
Accounting	4,792	3,420	9,409	3,420	21,249
Consulting	-	-	-	10,000	10,000
Dues and subscriptions	-	-	27	-	503
Legal	1,512		6,624		11,720
Postage	-	-	-	-	2
Printing & reproduction	-	-	-	-	3
Taxes	-	-	-	-	185

Total expenses	6,304	3,420	16,060	13,420	43,662

Other income / (expense):
Gain on sale of subsidiary	4,900	-	4,900	-	4,900
Goodwill impairment	-	(6,796)	-	(6,796)	(6,796)

Net other income / (expense)	4,900	(6,796)	4,900	(6,796)	(1,896)

Net Ioss	$(1,404)	$(10,216)	$(11,160)	$(20,216)	$(45,558)

Weighted average number ofcommon shares outstanding	13,500,000	13,500,000	13,500,000	17,519,022	18,929,633

Basis loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

INverso Corp.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the Period May 28, 2004 (Inception) to December 31, 2007
(Unaudited)

	Common Stock				Additional	Shares				Total
					Paid-in	Held in		Retained		Stockholders'
	Shares		Amount		Capital	Treasury		Earnings		(Deficit)
May 28, 2004
Stock issuance for cash	22,000,000		$22		$78	$-		$		$100

Net (loss)
May 28, 2004 (inception) to June 30, 2004								(1,244)		(1,244)

Balance, June 30, 2004	22,000,000		22		78	-		(1,244)		(1,144)

Net (loss)
July 1, 2004 to June 30, 2005								(1,370)		(1,370)

Balance, June 30, 2005	22,000,000		22		78	-		(2,614)		(2,514)

Net (loss)
July 1, 2005 to June 30, 2006								(500)		(500)

Balance, June 30, 2006	22,000,000		22		78	-		(3,114)		(3,014)

Issuance of common stock
related to merger on September 25, 2006	11,500,000		12		29,988					30,000

Purchase of treasury shares
related to merger on September 25, 2006						16,886				(16,886)

Retirement of treasury shares
related to merger on September 25, 2006	(20,000,000)		(20)		(16,866)	(16,886)

Net (loss)
July 1, 2006 to June 30, 2007								(31,284)		(31,284)

Balance, June 30, 2007	13,500,000	-	14	-	13,200	-	-	(34,398)	-	(21,184)

Net (loss)
July 1, 2007 to September 30, 2007								(9,756)		(9,756)

Balance, September 30, 2007	13,500,000		14		13,200	-		(44,154)		(30,940)

Net (loss)
October 1, 2007 to December 31, 2007								(1,404)		(1,404)

Balance, December 31, 2007	13,500,000		$14		$13,200	$-		$(45,558)		$(32,3

INverso Corp.
(A Development Stage Company)
Statement of Cash Flows
For the Periods Ended December 31, 2007 and 2006
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	From May 28, 2004 (Inception)Through
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006	December 31, 2007
OPERATING ACTIVITIES
Net loss	$(1,404)	$(10,216)	$(11,160)	$(20,216)	$(45,558)

Adjustment to reconcile net loss
to net cash used in operations:

Goodwill impairment	-	6,796		6,796	6,796
Gain on sale of subsidiary	(4,900)		(4,900)		(4,900)
Increase/(decrease) in accounts payable	2,156	(1,050)	6,304	-	17,060

Net cash used in operating activities	(4,148)	(4,470)	(9,756)	(13,420)	(26,602)

INVESTING ACTIVITIES
Purchase of goodwill related to merger on 9/25/06	-	-	-	(6,796)	(6,796)
Payment related to sale of subsidiary	(100)	-	(100)	-	(100)

Net cash used in investing activities	(100)	-	(100)	(6,796)	(6,896)

FINANCING ACTIVITIES
Increase/(decrease) shareholder loan	-	-	-	(3,114)	-
Increase/(decrease) in notes payable	(1,016)	5,300	(16)	10,300	15,284
Reduction of note from sale of subsidiary	5,000		5,000		5,000
Issuance of common stock	-	-	-	12	14
Proceeds from paid in capital	-	-	-	29,988	30,086
Purchase of treasury shares	-	-	-	(16,886)	(16,886)

Net cash provided by financing activities	3,984	5,300	4,984	20,300	33,498

Net cash increase for the period	(264)	830	(4,872)	84	-

Cash at the beginning of period	264	(646)	4,872	100	-

Cash at the end of period	$-	$184	$-	$184	$-

INverso Corp.

Notes to Financial Statements

  (1) Description of Business

INverso Corp. (hereafter referred to as the Company), is incorporated in the state of Delaware. The current plan for the Company is to elect to become a Business Development Company.

As of December 31, 2007, the Company has no inventory, property or equipment. Additionally, the Company has no revenue or cost of sales. The expenses incurred as of the date of the review are the start-up costs of the Company. Therefore, the Company is considered to be in the development stage.

  (2) Summary of Significant Accounting Policies

Basis of accounting

The Company’s policy is to prepare its financial statements on the accrual basis of accounting in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP).

Cash and cash equivalents

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Loss per share

Loss per share is computed by dividing the net income by the weighted average number of common shares outstanding of 13,500,000 for the three months ended December 31, 2007, 13,500,000 for the three months ended December 31, 2006, 13,500,000 for the six months ended December 31, 2007, 17,519,022 for the six months ended December 31, 2006 and 18,929,633 for the period from May 28, 2004 (inception) through December 31, 2007. There are no outstanding derivatives as of December 31, 2007 and therefore no adjustment for fully diluted weighted average number of common shares outstanding.

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

  (3) Going Concern

Due to the development stage of the Company and since there have been no revenues as of December 31, 2007, there is substantial doubt as to the Company’s ability to continue as a going concern. In order to meet its upcoming and continuing obligations, additional financing or new revenues will be needed. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

  (4) Notes Payable

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

  (5) Related Party Transactions

Beginning in September of 2006 and currently continuing, the Company received $15,284 from TNG that is currently being treated as a loan. Randall S. Goulding, the president of INverso, is the managing member of The Nutmeg Group and owns 100% of the LLC.

  (6) Significant Transactions

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

To resolve the problems associated with this issue, the following events took place. All of the transactions described occurred through the Company’s subsidiary, Hydrogenesis, Inc. The subsidiary really has no other operations. Therefore, the subsidiary owns $100,000 worth of Nanologix stock and owes Altholtz $100,000. The Company came to an agreement with Altholtz to sell Hydrogenesis, for $5,000. On the date of the transaction, October 12, 2007, Hydrogenesis owned the $100,000 asset and was obligated to pay Altholtz the $100,000 note payable. The $5,000 obligation due to the finder was assumed by Hydrogenesis upon closing of the transaction.

  (7) Subsequent Events

There are no material subsequent events that have occurred since the date of the review.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

INverso Corp. (hereafter referred to as the Company), is incorporated in the state of Delaware. To date, the Company has no operations, no revenues and no customers.

INverso is a speculative venture and it is unknown whether the company will be successful, therefore management has assessed the value at $0. This continues to be the case as of December 31, 2007. Intangible assets are stated at cost and checked for impairment at the close of each fiscal year. However, if impairment is discovered at any time during the year, impairment is recognized immediately.

As of December 31, 2007, the Company has no inventory, property or equipment. Additionally, the Company has no revenue or cost of sales. The expenses incurred as of the date of the review are the start-up costs of the Company. Therefore, the Company is considered to be in the development stage.

Due to the development stage of the Company and since there have been no revenues as of the date of the review, there is substantial doubt as to the Company’s ability to continue as a going concern. In order to meet it’s upcoming and continuing obligations, additional financing or new revenues will be needed. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

On October 12, 2007, INverso divested Hydrogenesis, Inc. Management of INverso is currently in discussions as to the future direction of the company. Management has considered filing to become a Business Development Company (BDC). It is expected that a Form N-54 will be filed shortly in order for the Company to become a BDC. Subsequent to the filing of the N-54, new management will be appointed, a new Board of Directors will be elected and operations will begin. As of the date of this filing, nothing has been done in order to become a BDC.

Risk Factors

The Company faces the following risks and uncertainties with regard to future operations:

Management. We have a management team headed by Randall Goulding and Harvey Altholtz. There can be no assurance that management will be able to successfully implement the strategic plans and operations of INverso.

We Have Had Limited Operations to Date. Our primary focus has been putting together a management team and implementing our business plan so that we can commence commercial operations. We have not commenced commercial operations and have no revenues to date.

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

We Need to Obtain Financing in Order to Continue our Operations. On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We have no existing bank lines of credit and have not established any definitive sources for additional financing. We will require additional financing if we want to fully implement our business plan and take advantage of evolving market conditions. Additional financing may not be available to us, or if available, it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate programs. Our inability to take advantage of opportunities in the industry because of capital constraints may have a materially adverse effect on our business and our prospects.

We Will Be Materially Dependent On Our Management and Consultant. The success of our business is, and will be, materially dependent upon the continued services of our current management team. The loss of any member of our management team will adversely impact the operations of the Company. We do not presently have any key man life insurance for any management personnel.

Development Risks Generally. We are a developmental stage company. Securing financing and moving forward with a proposed business plan involves greater risks and uncertainties than those associated with an established business. As such, there can be no assurance that we will successfully implement our business plan, commence commercial operations or, operate profitably.

Industry Risks: Operating History; Uncertainty of Broad Based Market Acceptance. The success of our business may be affected by matters beyond our control, including but not limited to changes in technology, competition, changing market and/or economic conditions, all of which can impact upon market acceptance. Management believes that there is a perceived need for the Company's services; however, no assurance can be given that such perceived need for the Company's services is correct or if correct, will result in revenues to offset our operating expenses.

Risks Associated with Growth. Our development plans will require the implementation of operational and financial systems and will require additional management, operational, and financial resources. For example, we will be required to recruit certain additional management, key employees, and other personnel for our operations, in addition to its management team.

There can be no assurance that we will be able to manage our operations effectively. The failure to implement such systems and add such resources on a cost-effective basis could have a materially adverse effect on our results of operations and financial condition.

Competition. We face competition from companies with substantially greater resources than ours. We believe that we will be able to develop a niche market and identify opportunities that large, multi-national companies may omit or deem too small to pursue. If we are wrong with this assumption, it will be extremely difficult to compete with better-capitalized companies and we will have to rely more heavily on Management’s personal skills and abilities.

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

Forward-Looking Statements

The Quarterly Report on Form 10-QSB contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company’s Annual Report included in its annual filing on Form 10-KSB.

Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits:

31 Certification of Chief Executive Officer and Chief Financial Officer

pursuant to Rule 13a-14 or 15d-14 of The Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) During the quarter ended December 31, 2007, no report on Form 8-K was filed or required to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

INVERSO CORP.

Date: February 15, 2008

/s/ Randall S. Goulding

CEO/President/Director

CERTIFICATION

In connection with the Quarterly Report of INverso Corp. (the “Company”) on Form 10-QSB for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Randall S. Goulding, Chief Executive Officer/Chief Financial Officer, and Harvey Altholtz, Director, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date: February 15, 2008 /s/ Randall S. Goulding

Randall S. Goulding

Chief Executive Officer/Chief Financial Officer

/s/ Harvey Altholtz

Harvey Altholtz

Director

CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT

We, Randall S. Goulding, the Chief Executive Officer/Chief Financial Officer, and Harvey Altholtz, Director of INverso Corp., certify that:

1. We have reviewed this quarterly report on Form 10-QSB of INverso Corp.;

2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. We have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. We have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 15, 2008 /s/ Randall S. Goulding

Randall S. Goulding

Chief Executive Officer/Chief Financial Officer

/s/ Harvey Altholtz

Harvey Altholtz

Director