Form 10QSB
period 2008-03-31
INverso Corp
filed 2008-05-15
CIK 1295128

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

The registrant has 13,500,000 shares of Common Stock issued, $0.000001 par value, as of March 31, 2008.

Index

Page

Number

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet

as of March 31, 2008 and June 30, 2007 (unaudited) 3

Condensed Consolidated Statement of Income

for the Periods Ended March 31, 2008, and 2007 (unaudited) 4

Condensed Consolidated Statements of Cash Flows

for the Periods Ended March 31, 2008, and 2007 (unaudited) 5

Statement of Changes in Stockholders’ Equity (Deficit)

for the period May 28, 2004 (inception),

to March 31, 2008 (unaudited) 6

Notes to Interim Financial Statements as of

March 31, 2008 (unaudited) 7

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations 10-13

PART II. OTHER INFORMATION 14

INverso Corp.
(A Development Stage Company)
Balance Sheet
As of March 31, 2008 and June 30, 2007
(Unaudited)

ASSETS
	3/31/2008	6/30/2007
	(Unaudited)	(Audited)
Current assets
Cash	$-	$4,872

Total assets	$-	$4,872

LIABILITIES AND STOCKHOLDERS' DEFICIT
	3/31/2008	6/30/2007
	(Unaudited)	(Audited)
Current liabilities
Accounts payable	$23,530	$10,756
Notes payable	15,284	15,300

Total liabilities	38,814	26,056

Stockholders' deficit
Common stock (par 0.000001, 100,000,000
shares authorized, and 13,500,000
issued and outstanding)	14	14
Additional paid in capital	13,200	13,200
Accumulated deficit during the
development stage	(52,028)	(34,398)

Total stockholders' deficit	(38,814)	(21,184)

Total liabilities and stockholders' deficit	$-	$4,872

See notes to financial statements

INverso Corp.

(A Development Stage Company)

Statement of Income

For the Periods Ended March 31, 2008 and 2007

(Unaudited)

					From May 28,
	Three Months	Three Months	Nine Months	Nine Months	2004 (Inception)
	Ended	Ended	Ended	Ended	Through
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007	March 31, 2008

Revenue:
Fees	$-	$-	$-	$-	$-

Expenses:
Accounting	3,780	3,800	13,189	7,220	25,029
Consulting	-	-	-	10,000	10,000
Dues and subscriptions	350	187	377	187	853
Legal	2,340	-	8,964		14,060
Postage	-	-	-	-	2
Printing & reproduction	-	-	-	-	3
Taxes	-	-	-	-	185

	6,470	3,987	22,530	17,407	50,132
Other income / (expense):
Gain on sale of subsidiary	-	-	4,900		4,900
Goodwill impairment (Note 4)	-	-	-	(6,796)	(6,796)

Total other income / (expense)	-	-	4,900	(6,796)	(1,896)

Net loss	$(6,470)	$(3,987)	$(17,630)	$(24,203)	$(52,028)

Weighted average number
of common shares outstanding	13,500,000	13,500,000	13,500,000	16,198,905	18,568,978

Basis loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See notes to financial statements

INverso Corp.

(A Development Stage Company)

Statement of Changes in Stockholders' Equity/(Deficit)

For the Period May 28, 2004 (Inception) to March 31, 2008

(Unaudited)

										Total
	Common Stock					Shares				Stockholders'
					Additional Paid-in	Held in		Accumulated		Equity/
	Shares		Amount		Capital	Treasury		Deficit		(Deficit)

May 28, 2004
Stock issuance for cash	22,000,000		$22		$78	$-		$		$100

Net (loss)
May 28, 2004 (inception)
to June 30, 2004								(1,244)		(1,244)

Balance, June 30, 2004	22,000,000		22		78	-		(1,244)		(1,144)

Net (loss)
July 1, 2004
to June 30, 2005								(1,370)		(1,370)

Balance, June 30, 2005	22,000,000		22		78	-		(2,614)		(2,514)

Net (loss)
July 1, 2005
to June 30, 2006								(500)		(500)

Balance, June 30, 2006	22,000,000		22		78	-		(3,114)		(3,014)

Issuance of common stock
related to merger on
September 25, 2006	11,500,000		12		29,988					30,000

Purchase of treasury shares
related to merger on
September 25, 2006						16,886				(16,886)

Retirement of treasury shares
related to merger on
September 25, 2006	(20,000,000)		(20)		(16,866)	(16,886)

Net (loss)
July 1, 2006
to June 30, 2007								(31,284)		(31,284)

Balance, June 30, 2007	13,500,000	-	14	-	13,200	-	-	(34,398)	-	(21,184)

Net (loss)
July 1, 2007
to September 30, 2007								(9,756)		(9,756)

Balance, September 30, 2007	13,500,000	-	14	-	13,200	-	-	(44,154)	-	(30,940)

Net (loss)
October 1, 2007
to December 31, 2007								(1,404)		(1,404)

Balance, December 31, 2007	13,500,000		14		13,200	-		(45,558)		(32,344)

Net (loss)
January 1, 2008
to March 31, 2008								(6,470)		(6,470)

Balance, March 31, 2007	13,500,000		$14		$13,200	$-		$(52,028)		$(38,814)

See notes to financial statements

INverso Corp.

(A Development Stage Company)

Statement of Cash Flows

For the Periods Ended March 31, 2008 and 2007

(Unaudited)

					From May 28,
	Three Months	Three Months	Nine Months	Nine Months	2004 (Inception)
	Ended	Ended	Ended	Ended	Through
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007	March 31, 2008
OPERATING ACTIVITIES
Net loss	$(6,470)	$(3,987)	$(17,630)	$(24,203)	$(52,028)

Adjustment to reconcile net loss
to net cash used in operations:

Goodwill impairment	-		-	6,796	6,796
Increase in accounts payable	6,470	3,800	12,774	3,800	23,530

Net cash used in operating activities	-	(187)	(4,856)	(13,607)	(21,702)

INVESTING ACTIVITIES
Purchase of goodwill related
related to merger on 9/25/06	-	-	-	(6,796)	(6,796)

FINANCING ACTIVITIES
Increase / (decrease) in shareholder loan	-	-	-	(3,114)	-
Increase / (decrease) in notes payable	-	5,000	(16)	15,300	15,284
Issuance of common stock	-	-	-	12	14
Proceeds from paid in capital	-	-	-	29,988	30,086
Purchase of treasury shares	-	-	-	(16,886)	(16,886)

Net cash provided by financing activities	-	5,000	(16)	25,300	28,498

Net cash increase / (decrease) for the period	-	4,813	(4,872)	4,897	-

Cash at the beginning of period	-	184	4,872	100	-

Cash at the end of period	$-	$4,997	$-	$4,997	$-

See notes to financial statements

INverso Corp.

Notes to Financial Statements

  Description of Business

INverso Corp. (hereafter referred to as the Company), is incorporated in the state of Delaware. The current plan for the Company is to elect to become a Business Development Company.

As of March 31, 2008, the Company has no inventory, property or equipment. Additionally, the Company has no revenue or cost of sales. The expenses incurred as of the date of the review are the start-up costs of the Company. Therefore, the Company is considered to be in the development stage.

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

Loss per share

Loss per share is computed by dividing the net income by the weighted average number of common shares outstanding of 13,500,000 for the three months ended March 31, 2008, 13,500,000 for the three months ended March 31, 2007, 13,500,000 for the nine months ended March 31, 2008, 16,198,905 for the nine months ended March 31, 2007 and 18,568,978 for the period from May 28, 2004 (inception) through March 31, 2008. There are no outstanding derivatives as of March 31, 2008 and therefore no adjustment for fully diluted weighted average number of common shares outstanding.

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

  Going Concern

Due to the development stage of the Company and since there have been no revenues as of March 31, 2008, there is substantial doubt as to the Company’s ability to continue as a going concern. In order to meet its upcoming and continuing obligations, additional financing or new revenues will be needed. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

INverso is a speculative venture and it is unknown whether the company will be successful, therefore management has assessed the value at $0. This continues to be the case as of March 31, 2008. Intangible assets are stated at cost and checked for impairment at the close of each fiscal year. However, if impairment is discovered at any time during the year, impairment is recognized immediately.

As of March 31, 2008, the Company has no inventory, property or equipment. Additionally, the Company has no revenue or cost of sales. The expenses incurred as of the date of the review are the start-up costs of the Company. Therefore, the Company is considered to be in the development stage.

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

Risk Factors

The Company faces the following risks and uncertainties with regard to future operations:

Management. We have a management team headed by Randall Goulding. There can be no assurance that management will be able to successfully implement the strategic plans and operations of INverso.

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

Forward-Looking Statements

The Quarterly Report on Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company’s Annual Report included in its annual filing on Form 10-K.

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

  An 8-K was filed on March 21, 2008 reporting the resignation of Harvey Altholtz.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

INVERSO CORP.

Date: May 15, 2008

/s/ Randall S. Goulding

CEO/President/Director

CERTIFICATION

In connection with the Quarterly Report of INverso Corp. (the “Company”) on Form 10-QSB for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Randall S. Goulding, Chief Executive Officer/Chief Financial Officer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date: May 15, 2008 /s/ Randall S. Goulding

Randall S. Goulding

Chief Executive Officer/Chief Financial Officer

/s/ Randall S. Goulding

Randall S. Goulding

Director

CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT

I, Randall S. Goulding, the Chief Executive Officer/Chief Financial Officer and sole Director of INverso Corp., certifies that:

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

Date: May 15, 2008 /s/ Randall S. Goulding

Randall S. Goulding

Chief Executive Officer/Chief Financial Officer

/s/ Randall S. Goulding

Randall S. Goulding

Director