Form 10KSB
period 2008-06-30
INverso Corp
filed 2008-09-30
CIK 1295128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 6/30/2008

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  No

Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. 

State issuer’s revenues for its most recent fiscal year. $0

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

The aggregate market value of shares of voting common stock held by non affiliates of the Registrant is approximately $0 on June 30, 2008. There were 13,500,000 shares of the Registrant’s common stock outstanding as of June 30, 2008.

Table of Contents

Part I 3

Forward Looking Statements 3

Item 1. Description of Business. 3

Item 2. Description of Property. 4

Item 3. Legal Proceedings. 4

PART II 4

Item 1. Market for Common Equity and Related Stockholder Matters. 4

Item 6. Management’s Discussion and Analysis or Plan of Operation. 4

Off-balance sheet arrangements 7

Item 7. Financial Statements. 8

Report of Independent Registered Public Accounting Firm 8

INverso Corp. 9

INverso Corp. 10

INverso Corp. 11

INverso Corp. 12

INverso Corp. 13

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. 16

Item 8A. Controls and Procedures. 16

Evaluation of Disclosure Controls and Procedures 16

Changes in Internal Controls 17

Item 8B. Other Information. 17

PART III 17

Item 9. Directors and Executive Officers of the Registrant and Compliance with Section 16(a) of the Exchange Act. 17

Section 16(a) Beneficial Ownership Reporting Compliance 18

Code of Ethics 18

Audit Committee Financial Expert 18

Item 10. Executive Compensation. 18

Item 11. Security Ownership of Certain Beneficial Owners and Management. 19

Item 12. Certain Relationships and Related Transactions. 19

Item 13. Exhibits and Reports on Form 8-K. 20

(a) Exhibits: 20

(b) Reports on Form 8-K 20

Item 14. Principal Accountant Fees and Services. 20

Audit and Non-Audit Fees 20

SIGNATURES 21

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

    Item 1. Description of Business.

INverso was incorporated on May 28, 2004 in the State of Delaware to engage in any lawful activity under the laws of Delaware. Due to an error in the transmission of the incorporation documents, the actual incorporation in Delaware occurred on October 6, 2004. Between these two dates we operated as a de facto corporation. We are a development stage company, whose activities to date have been limited. We have not conducted any research, development or other business, and have not been involved in any bankruptcy, receivership or similar proceeding, or any material reclassification. We have offered no products or services, and have never owned any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. For these reasons we have incurred net operating losses which will increase continuously until we can consummate a business transaction that is profitable.

We are a “blank check” company, also often referred to as a “shell” company. To date we have had no operations and are in the process of seeking investment funds to further our business model. We are a development stage company and will remain so until proper funding is encountered.

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

We currently maintain a mailing address at c/o Randall S. Goulding, 155 Revere Drive, Suite 10, Northbrook, IL 60062. We pay no rent for the use of this mailing address. We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein and in our registration statement.

    Item 3. Legal Proceedings.

We are not, and have never been, party to legal proceedings, and have no knowledge of any indication or threat of legal action. We are not aware of any proceedings contemplated by a government authority.

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

On October 12, 2007, INverso divested Hydrogenesis, Inc. Management of INverso is currently in discussions as to the future direction of the company. Management has considered filing to become a Business Development Company (BDC). It is being contemplated that a Form N-54 may be filed in order for the Company to become a BDC. Subsequent to the filing of the N-54, new management would be appointed, a new Board of Directors will be elected and operations will begin. As of the date of this filing, nothing has been done in order to become a BDC.

As a result of the foregoing transaction, the Company will face the following risks and uncertainties:

New Management will likely be appointed. Once a business plan is settled on, we will likely put a new management team in place. There can be no assurance that new management will be able to successfully implement the proposed operations of INverso.

We Have Had Limited Operations to Date. Our primary focus has been preliminary steps toward putting together a management team and analyzing business plans so that we can commence commercial operations. We have not commenced commercial operations and have no revenues to date.

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

We Need to Obtain Financing in Order to Continue our Operations. On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We have no existing bank lines of credit and have not established any definitive sources for additional financing. We will require additional financing if we want to fully implement any business plan and take advantage of evolving market conditions. Additional financing may not be available to us, or if available, it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or marketing programs. Our inability to take advantage of opportunities in the industry because of capital constraints may have a materially adverse effect on our business and our prospects.

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

Industry Risks: Operating History; Uncertainty of Broad Based Market Acceptance. The success of our business may be affected by matters beyond our control,

including but not limited to changes in technology, competition, changing market and/or economic conditions, all of which can impact upon market acceptance. No assurance can be given that any perceived need for the Company's services is correct or if correct, will result in revenues to offset our operating expenses.

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

Competition. We will face competition from companies with substantially greater resources that ours. We hope that we will be able to develop a niche market and identify opportunities that large, multi-national companies may omit or deem too small to pursue. If we are wrong with this assumption, it will be extremely difficult to compete with better-capitalized companies and we will have to rely more heavily on Management’s personal skills and abilities.

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

We are classified as a 'blank check' company under rules of the SEC and certain states. Under these regulations the public sale of securities of blank check companies is limited. We will not make any efforts to cause a market to develop in our securities until such time as we have successfully implemented a business plan and INverso is no longer classified as a blank check company. We anticipate that additional securities may be registered and issued subsequent to a successful business transaction. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the future value of our securities, if such a market develops, of which there is no assurance.

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon the specific opportunity. The amount of time spent by Mr. Goulding on the activities of INverso is not predictable. Such time may vary widely from an extensive amount when reviewing a target company/opportunity to an essentially quiet time when activities of management focus elsewhere.

Since inception, we have had no revenues or sales and primarily financed our operations through funding from funds managed by Mr. Goulding. We believe that our current cash needs can be met by loans from, or sale of equity to, our director, officer and shareholders for at least the next twelve months. However, if we encounter a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling our common stock to others. Our management intends to actively seek business opportunities during the next twelve months.

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

Auditing Services 4500 Rockside Rd #450,Independence, OH 44131 330-836-2558

          Report of Independent Registered Public Accounting Firm

Board of Directors

INverso Corp.

( A Development Stage Company)

We have audited the accompanying balance sheets of INverso Corp.(a Development Stage Company) as of June 30, 2008 and 2007, and the related statements of income, changes in shareholders’ equity, and cash flows for the years ended June 30, 2008 and 2007, and the period May 28, 2004 (date of inception) through June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Company has not generated significant revenues or profits to date. This factor, among others, raises substantial doubt about its ability to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2008 and 2007, and the results of its operations, changes in shareholders’ equity, and its cash flows for the year ended June 30, 2008 and 2007, and the period May 28, 2004 (date of inception) through June 30, 2008,. in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio

September 30, 2008

        INverso Corp.

(A Development Stage Company)

Balance Sheet

As of June 30, 2008 and June 30, 2007

ASSETS
	6/30/2008	6/30/2007
Current assets
Cash	$-	$4,872

Total assets	$-	$4,872
LIABILITIES AND STOCKHOLDERS' DEFICIT
	6/30/2008	6/30/2007
Current liabilities
Accounts payable	$37,144	$10,756
Notes payable	15,284	15,300

Total liabilities	52,428	26,056

Stockholders' deficit
Common stock (par 0.000001, 100,000,000
shares authorized, and 13,500,000 issued and outstanding)	14	14
Additional paid in capital	13,200	13,200
Accumulated deficit during the development stage	(65,642)	(34,398)
Total stockholders' deficit	(52,428)	(21,184)

Total liabilities and stockholders' deficit	$-	$4,872

        INverso Corp.

(A Development Stage Company)

Statement of Income

For the Periods Ended June 30, 2008 and 2007

	Three Months	Three Months	Year	Year	From May 28, 2004 (Inception)
	Ended	Ended	Ended	Ended	Through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Revenue:
Fees	$-	$-	$-	$-	$-

Expenses:
Accounting	1,110	1,860	14,299	9,080	26,139
Consulting	-	-	-	10,000	10,000
Dues and subscriptions	-	125	377	312	853
Legal	12,504	5,096	21,468	5,096	26,564
Postage	-	-	-	-	2
Printing & reproduction	-	-	-	-	3
Taxes	-	-	-	-	185

	13,614	7,081	36,144	24,488	63,746
Other income / (expense):
Gain on sale of subsidiary	-	-	4,900	-	4,900
Goodwill impairment	-	-	-	(6,796)	(6,796)

Total other income / (expense)	-	-	4,900	(6,796)	(1,896)

Net Ioss	$(13,614)	$(7,081)	$(31,244)	$(31,284)	$(65,642)

Weighted average number of
common shares outstanding	13,500,000	13,500,000	13,500,000	15,526,027	18,253,251

Basis loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

        INverso Corp.

(A Development Stage Company)

Statement of Changes in Stockholders' Equity/(Deficit)

For the Period May 28, 2004 (Inception) to March 31, 2008

(Unaudited)

	Common Stock				Additional	Shares				Total Stockholders'
					Paid-in	Held in		Accumulated		Equity/
	Shares		Amount		Capital	Treasury		Deficit		(Deficit)

Stock issuance for cash	22,000,000		$22		$78	$-		$		$100

May 28, 2004 (inception)
to June 30, 2004								(1,244)		(1,244)

	22,000,000		22		78	-		(1,244)		(1,144)

July 1, 2004
to June 30, 2005								(1,370)		(1,370)

	22,000,000		22		78	-		(2,614)		(2,514)

July 1, 2005
to June 30, 2006								(500)		(500)

	22,000,000		22		78	-		(3,114)		(3,014)

related to merger on
September 25, 2006	11,500,000		12		29,988					30,000

related to merger on
September 25, 2006						16,886				(16,886)

related to merger on
September 25, 2006	(20,000,000)		(20)		(16,866)	(16,886)

July 1, 2006
to June 30, 2007								(31,284)		(31,284)
	13,500,000	-	14	-	13,200	-	-	(34,398)	-	(21,184)

July 1, 2007
to June 30, 2008								(31,244)		(31,244)
	13,500,000	-	$14	-	$13,200	$-	-	$(65,642)	-	$(52,428)

        INverso Corp.

(A Development Stage Company)

Statement of Cash Flows

For the Periods Ended June 30, 2008 and June 30, 2007

	Three Months	Three Months	Year	Year	From May 28, 2004 (Inception)
	Ended	Ended	Ended	Ended	Through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
OPERATING ACTIVITIES
Net loss	$(13,614)	$(7,081)	$(31,244)	$(31,284)	$(65,642)

Adjustment to reconcile net loss
to net cash used in operations:

Goodwill impairment	-	-	-	6,796	6,796
Increase in accounts payable	13,614	6,956	26,388	10,756	37,144

Net cash used in operating activities	-	(125)	(4,856)	(13,732)	(21,702)

INVESTING ACTIVITIES
Purchase of goodwill related
related to merger on 9/25/06	-	-	-	(6,796)	(6,796)

FINANCING ACTIVITIES
Increase / (decrease) in shareholder loan	-	-	-	(3,114)	-
Increase in notes payable	-	-	(16)	15,300	15,284
Issuance of common stock	-	-	-	12	14
Proceeds from paid in capital	-	-	-	29,988	30,086
Purchase of treasury shares	-	-	-	(16,886)	(16,886)

Net cash provided by financing activities	-	-	(16)	25,300	28,498

Net cash increase for the period	-	(125)	(4,872)	4,772	-

Cash at the beginning of period	-	4,997	4,872	100	-

Cash at the end of period	$-	$4,872	$-	$4,872	$-

        INverso Corp.

Notes to Financial Statements

  Description of Business

INverso Corp. (hereafter referred to as the Company), is incorporated in the state of Delaware. The current plan for the Company is to elect to become a Business Development Company.

As of June 30, 2008, the Company has no inventory, property or equipment. Additionally, the Company has no revenue or cost of sales. The expenses incurred as of the date of the audit are the start-up costs of the Company. Therefore, the Company is considered to be in the development stage.

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

Loss per share

Loss per share is computed by dividing the net income by the weighted average number of common shares outstanding of 13,500,000 for the three months ended June 30, 2008, 13,500,000 for the three months ended June 30, 2007, 13,500,000 for the year ended June 30, 2008, 15,526,027 for the year ended June 30, 2007 and 18,253,251 for the period from May 28, 2004 (inception) through June 30, 2008. There are no outstanding derivatives as of June 30, 2008 and therefore no adjustment for fully diluted weighted average number of common shares outstanding.

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

  Going Concern

Due to the development stage of the Company and since there have been no revenues as of June 30, 2008, there is substantial doubt as to the Company’s ability to continue as a going concern. In order to meet its upcoming and continuing obligations, additional financing or new revenues will be needed. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

  Notes Payable

The Company has received money from an investor that has been classified as a loan. The terms of the investment have not been finalized as of the date of the audit. Common stock will be issued to settle this loan in the next fiscal quarter. No interest will be paid or accrued. The loan came from The Nutmeg Group, LLC (TNG) and its affiliates. Randall S. Goulding, the president of INverso, is the managing member of TNG and owns 100% of the LLC.

  Related Party Transactions

Beginning in September of 2006, the Company received $15,284 from TNG that is currently being treated as a loan. Randall S. Goulding, the president of INverso, is the managing member of The Nutmeg Group and owns 100% of the LLC.

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

  Subsequent Events

On August 5, 2008, the Company entered into a share exchange agreement with Genesi, Inc. (Genesi), and Illinois Company. INverso issued 19,148,458 shares in exchange for 71,565 newly issued shares of Genesi. INverso had owed Genesi $18,490, which was eliminated in the transaction. No cash was exchanged. Shortly thereafter, Genesi gave all of its shares of INverso to its three shareholders in exchange for their shares of Genesi. This made Genesi a 100% subsidiary of the INverso.

On August 6, 2008, the Company did a private placement offering to current shareholders to issue 27,500,000 shares at $0.003737391 for a maximum raise of $102,778. 15,216,425 shares were issued for $56,870. $37,356 of cash was collected, $15,284 of debt was relieved and $4,230 is still due from an investor as of the date of the audit.

    Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

    Item 8A. Controls and Procedures.

      Evaluation of Disclosure Controls and Procedures

Based on his evaluation of our disclosure controls and procedures, conducted as of a date within ninety (90) days prior to the filing date of this report on Form 10-KSB (the “Evaluation Date”), Mr. Goulding, our principal executive and financial officer, has concluded that he is the only individual involved in INverso’s disclosure process. We have no formal procedures in place for processing and assembling information to be disclosed in our periodic reports. Our system is designed so that information is retained by us and relayed to our accountants. Our principal executive officer and principal financial officer believe that as of the end of the period being reported, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the required time periods. Further, we believe that, given the Company’s size and status as a blank check company with no operations, an extensive disclosure controls and procedures system is not necessary. At such time that a business transaction is consummated, our management will reevaluate the disclosure controls and procedures.

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

The table below sets forth the names, ages, positions and terms of office of our officers and directors.

Name	Age	Position	Term
Randall S. Goulding	58	CEO, CFO, Director	Through May 2009

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

  Based solely on our review of the copies of such forms, we believe that, with one exception, our sole director, officer and our stockholders complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 2008. Our director is currently reviewing the current filings and current holdings and intends to promptly make any amended filings, should they be necessary.

      Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our director has chosen not to adopt such a code of ethics at this time because he is also our executive officer and chairman, and we have no other employees.

      Audit Committee Financial Expert

We do not have an audit committee financial expert or an audit committee, because, in the opinion of our director, our operations and finances are simple enough during the development stage to be understood fully by our director.

    Item 10. Executive Compensation.

Our executive officer and director do not receive any compensation for their services rendered to us, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with us.

(1) Includes securities, underlying options, and SARs.

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ SARs	LTIP Payouts (1)	All Other Compensation
Randall S. Goulding	2007	$0	$0	$0	-	-	$0	$0

Our officer and director will not receive any finder’s fee, either directly or indirectly, as a result of his efforts to implement our business plan.

We have adopted no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

    Item 11. Security Ownership of Certain Beneficial Owners and Management.

As of June 30, 2008, there were 13,500,000 shares of beneficial ownership in INverso outstanding. The following table sets forth the beneficial owners of 10% of our securities as well as ownership by managers, officers and directors. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Name & Address Amount & Nature

Title of Class of Beneficial Owner of Beneficial Owner Percent of Class

Common Stock Nutmeg/Fortuna Fund 11,399,663 84%

155 Revere Drive, Suite 10

Northbrook, IL 60062

Item 12. Certain Relationships and Related Transactions.

In order to allow us to maintain our liquidity, our director, who is our controlling shareholder, has paid certain expenses related to our operations and has not yet requested reimbursement for these expenses.

Mr. Randall S. Goulding is the managing director of The Nutmeg Group, LLC, and manages the operations of INverso.

    Item 13. Exhibits and Reports on Form 8-K.

The following documents are filed as part of this report:

      (a) Exhibits:

Number	Description
2.1	Certificate of Incorporation (*)
2.1	By-Laws (**)
10	Consent of Malcolm L. Pollard
31.1	Certification Randall S. Goulding Page 19
32.1	Section 906 Certification Randall S. Goulding

* Incorporated by reference to the Company’s Form 8-K, Current Report, filed with the SEC on November 1, 2004.

** Incorporated by reference to the Company’s Form 10-SB, Registration of Securities under Section 12(g) of the Exchange Act, filed with the SEC on August 10, 2004.

      (b) Reports on Form 8-K

The Registrant filed a Report on Form 8-K during the first quarter on March 21, 2008 and another 8-K during the third quarter, on August 11, 2008.

    Item 14. Principal Accountant Fees and Services.

      Audit and Non-Audit Fees

Aggregate fees for professional services rendered for INverso by Pollard-Kelley Auditing Services, Inc. for the year ended June 30, 2008 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed during the year.

2008
Audit fees	$5,500
Non-Audit fees	$8,799
Total	$14,299

Audit Fees for the year ended June 30, 2008 were for professional services rendered for the audits of the financial statements of INverso, consents, and other assistance required to complete the year-end audit of the financial statements.

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

Date: September 30, 2008

Randall S. Goulding, CEO, President and Director