Form 10-Q
period 2008-09-30
INverso Corp
filed 2008-11-14
CIK 1295128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2008______________________

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________________________ to________________________________________

Commission File Number: _000-50898________________________________________________________________________

__________________________________INverso Corp.__________________________________________________________

(Exact name of registrant as specified in its charter)

_Delaware_____________________________________________________________________________________34-1996527

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

_155 Revere Drive, Suite 10, Northbrook, IL____________________________________________________________60062___

(Address of principal executive offices) (Zip Code)

_847-291-7711___________________________________________________________________________________________

(Registrant’s telephone number, including area code)

_________________________________________________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □ Accelerated filer □

Non-accelerated filer (Do not check if a smaller reporting company) □ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)

of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes □ No □

SEC 1296 (02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 47,864,883 shares of the Registrant’s common stock outstanding as of September 30, 2008.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INverso Corp. and Subsidiary (A Development Stage Company) Consolidated Balance Sheets As of September 30, 2008 and June 30, 2008 (Unaudited)
ASSETS
	9/30/2008	6/30/2008
	(Unaudited)	(Audited)
Current assets
Cash	$15,889	$-
Total assets	$15,889	$-
LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
	9/30/2008	6/30/2008
	(Unaudited)	(Audited)
Current liabilities
Accounts payable	$7,173	$37,144
Notes payable	-	15,284
Total liabilities	7,173	52,428
Stockholders' equity / (deficit)
Common stock (par 0.000001, 100,000,000 shares authorized, and 47,864,883 issued and outstanding)	48	14
Additional paid in capital	141,601	13,200
Accumulated deficit during the development stage	(128,702)	(65,642)
Subscription receivable	(4,231)	-
Total stockholders' equity / (deficit)	8,716	(52,428)
Total liabilities and stockholders' equity / (deficit)	$15,889	$-

INverso Corp. and Subsidiary (A Development Stage Company) Consolidated Statements of Income For the Periods Ended September 30, 2008 and 2007 (Unaudited)
			From May 28, 2004 (Inception) Through September 30, 2008
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

Revenue:
Fees	$-	$-	$-
Expenses:
Accounting	7,998	4,617	34,137
Consulting	-	-	10,000
Dues and subscriptions	-	27	853
Finance charges	53,075	-	53,075
Legal	1,987	5,112	28,551
Postage	-	-	2
Printing & reproduction	-	-	3
Taxes	-	-	185
	63,060	9,756	126,806
Other income / (expense):
Gain on sale of subsidiary	-	-	4,900
Goodwill impairment	-	-	(6,796)

Total other income / (expense)	-	-	(1,896)

Net Ioss	$(63,060)	$(9,756)	$(128,702)
Weighted average number of common shares outstanding	34,163,931	13,500,000	19,195,803
Basic loss per common share	$(0.00)	$(0.00)	$(0.01)

INverso Corp. & Subsidiary (A Development Stage Company) Consolidated Statement of Changes in Stockholders' Equity/(Deficit) For the Period May 28, 2004 (Inception) to September 30, 2008 (Unaudited)
	Common Stock				Additional	Shares							Total Stockholders'
	Shares		Amount		Paid-in Capital	Held in Treasury		Accumulated Deficit		Subscription Receivable			Equity/(Deficit)

May 28, 2004
Stock issuance for cash	22,000,000		$22		$78	$-		$		$			$100
Net (loss)
May 28, 2004 (inception) to June 30, 2004									(1,244)				(1,244)
Balance, June 30, 2004	22,000,000		22		78	-			(1,244)		-		(1,144)

Net (loss)
July 1, 2004 to June 30, 2005									(1,370)				(1,370)
Balance, June 30, 2005	22,000,000		22		78	-			(2,614)		-		(2,514)

Net (loss)
July 1, 2005 to June 30, 2006									(500)				(500)
Balance, June 30, 2006	22,000,000		22		78	-			(3,114)		-		(3,014)

Issuance of common stock related to merger on
September 25, 2006	11,500,000		12		29,988								30,000
Purchase of treasury shares related to merger on
September 25, 2006						16,886							(16,886)

Retirement of treasury shares related to merger on
September 25, 2006	(20,000,000)		(20)		(16,866)	(16,886)
Net (loss)
July 1, 2006 to June 30, 2007									(31,284)				(31,284)
Balance, June 30, 2007	13,500,000	-	14	-	13,200	-	-		(34,398)		-	-	(21,184)
Net (loss)
July 1, 2007to June 30, 2008									(31,244)				(31,244)
Balance, June 30, 2008	13,500,000		14		13,200	-			(65,642)		-		(52,428)
Issuance of common stock related to share exchange agreement
on August 5, 2008	19,148,458		19		71,546								71,565
Issuance of common stock for
cash and subscription in August and September of 2008	15,216,425		15		56,855						(4,231)		52,639
Net (loss)
July 1, 2008 to September 30, 2008									(63,060)				(63,060)
Balance, September 30, 2008	47,864,883		$48		$141,601	$-			$(128,702)		$(4,231)		$8,716

INverso Corp. & Subsidiary (A Development Stage Company) Consolidated Statements of Cash Flows For the Periods Ended September 30, 2008 and 2007 (Unaudited)

	Three Months	Three Months	From May 28, 2004 (Inception)
	Ended	Ended	Through
	September 30, 2008	September 30, 2007	September 30, 2008
OPERATING ACTIVITIES
Net loss	$(63,060)	$(9,756)	$(128,702)
Adjustment to reconcile net loss
to net cash used in operations:
Non-cash finance charge	53,075	-	53,075
Goodwill impairment			6,796
Change in accounts payable	(29,971)	4,148	7,173

Net cash used in operating activities	(39,956)	(5,608)	(61,658)

INVESTING ACTIVITIES
Purchase of goodwill related to merger on 9/25/06	-	-	(6,796)

FINANCING ACTIVITIES
Change in short-term notes payable	(15,284)	1,000	-
Issuance of common stock	34	-	48
Proceeds from paid in capital	52,605	-	82,691
Accounts payable reduction for shares	18,490		18,490
Purchase of treasury shares	-	-	(16,886)

Net cash provided by financing activities	55,845	1,000	84,343
Net cash increase (decrease) for the period	15,889	(4,608)	15,889

Cash at the beginning of period	-	4,872	-
Cash at the end of period	$15,889	$264	$15,889

INverso Corp. and Subsidiary

Notes to Financial Statements

  Description of Business

The consolidated financial statements include the accounts of INverso Corp. (the “Company”), which is a Delaware corporation and its wholly owned subsidiary, Genesi, Inc. (“Genesi”), which is an Illinois corporation. The current plan for the Company is to elect to become a Business Development Company.

As of September 30, 2008, the Company has no inventory, property or equipment. Additionally, the Company has no revenue or cost of sales. The expenses incurred as of the date of the review are the start-up costs of the Company. Therefore, the Company is considered to be in the development stage.

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

Loss per share

Loss per share is computed by dividing the net income by the weighted average number of common shares outstanding of 34,163,931 for the three months ended September 30, 2008, 13,500,000 for the three months ended September 30, 2007, and 19,195,803 for the period from May 28, 2004 (inception) through September 30, 2008. There are no outstanding derivatives as of September 30, 2008 and therefore no adjustment for fully diluted weighted average number of common shares outstanding.

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

  Going Concern

Due to the development stage of the Company and since there have been no revenues as of September 30, 2008, there is substantial doubt as to the Company’s ability to continue as a going concern. In order to meet its upcoming and continuing obligations, additional financing or new revenues will be needed. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

  Notes Payable

The Company has received money from an investor that had been classified as a loan. The loan was exchanged for common stock as part of the August 6, 2008 private placement. The loan came from The Nutmeg Group, LLC and its affiliates (“TNG”). Randall S. Goulding, the president of INverso, is the managing member of TNG and owns 100% of the LLC.

  Related Party Transactions

The Company issued 14,348,946 shares of stock to TNG in exchange for $53,628, made up of cash of $34,113, release of a note payable valued at $15,284, and a subscription receivable of $4,231. Randall S. Goulding, the president of INverso, is the managing member of The Nutmeg Group and owns 100% of the LLC.

  Significant Transactions

On August 5, 2008, the Company entered into a share exchange agreement with Genesi. The Company issued 19,148,458 shares, in exchange for 71,565 newly issued shares of Genesi. The value of the shares was determined to be $71,565, the same price per share as the private placement offering on August 6, 2008. INverso had owed Genesi $18,490, which was eliminated in the transaction. No cash was exchanged, but a $53,075 finance charge was recorded as a result of the transaction. Shortly thereafter, Genesi gave all of its shares of INverso to its three shareholders in exchange for their shares of Genesi. This made Genesi a 100% subsidiary of the INverso.

On August 6, 2008, the Company did a private placement offering to current shareholders to issue 27,500,000 shares at $0.003737391 for a maximum raise of $102,778. 15,216,425 shares were issued for $56,870. $37,355 of cash was collected, $15,284 of debt was relieved and $4,231 is still due from an investor as of the date of the review.

  Subsequent Events

There are no material subsequent events that have occurred since the date of the review.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Since inception, we have had no revenues or sales and primarily financed our operations through funding from funds managed by Mr. Goulding. We believe that our current cash needs can be met by loans from, or sale of equity to, our director, officer and shareholders for at least the next twelve months. However, if we encounter a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling our common stock to others. Currently we have no future contractual obligations. Our management intends to actively seek business opportunities during the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because of the development stage-nature of INverso, it is impossible to provide a quantitative risk assessment matrix for our business. Below are the general operating risks INverso faces as a going concern entity.

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

Item 4. Controls and Procedures.

Based on the evaluation of our disclosure controls and procedures, conducted as of a date within ninety (90) days prior to the filing date of this report on Form 10Q (the “Evaluation Date”), Mr. Goulding, our principal executive and financial officer, has concluded that he is the only individual involved in INverso’s disclosure process. We have no formal procedures in place for processing and assembling information to be disclosed in our periodic reports. Our system is designed so that information is retained by us and relayed to our accountants. Our principal executive officer and principal financial officer believe that as of the end of the period being reported, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the required time periods. Further, we believe that, given the Company’s size and status as a blank check company with no operations, an extensive disclosure controls and procedures system is not necessary. At such time that a business transaction is consummated, our management will re-evaluate the disclosure controls and procedures.

Item 4T. Controls and Procedures.

There have been no changes to the Registrant’s disclosure controls and procedures, as reported from the previous quarter, on the most recent 10-KSB, dated June 30, 2008.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not, and have never been, party to legal proceedings, and have no knowledge of any indication or threat of legal action. We are not aware of any proceedings contemplated by a government authority.

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

INverso filed a form 8-K on August 12, 2008, explaining the sale of unregistered securities during the quarter.

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Submission of Matters to a Vote of Security Holders.

N/A

Item 5. Other Information.

N/A

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

________INverso Corp.____________________________

(Registrant)

______________November 14, 2008_____________ ________/s/ Randall S. Goulding____________________

Date Randall S. Goulding CEO/President/Director (Signature) **

_________________________________________________________________________

** Print name and title of the signing officer under his signature.