Form 10-Q
period 2008-12-31
INverso Corp
filed 2009-02-13
CIK 1295128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008______________________

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

Large accelerated filer [] Accelerated filer []

Non-accelerated filer (Do not check if a smaller reporting company) [] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)

of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [] No []

SEC 1296 (02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 47,864,883 shares of the Registrant’s common stock outstanding as of December 31, 2008.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INverso Corp. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
As of December 31, 2008 and June 30, 2008
(Unaudited)

ASSETS
	12/31/2008 (Unaudited)	6/30/2008 (Audited)
Current assets
Cash	$5,059	$-
Total assets	$5,059	$-

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
	12/31/2008 (Unaudited)	6/30/2008 (Audited)
Current liabilities
Accounts payable	$348	$37,144
Notes payable	-	15,284
Total liabilities	348	52,428

Stockholders' equity / (deficit)
Common stock (par 0.000001, 100,000,000
shares authorized, and 47,864,883 issued and outstanding)	48	14
Additional paid in capital	141,601	13,200
Accumulated deficit during the
development stage	(132,707)	(65,642)
Subscription receivable	(4,231)	-
Total stockholders' equity / (deficit)	4,711	(52,428)

Total liabilities and stockholders' equity / (deficit)	$5,059	$-

INverso Corp. and Subsidiary (A Development Stage Company) Consolidated Statements of Income For the Periods Ended December 31, 2008 and 2007 (Unaudited)
	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Six Months Ended December 31, 2008	Six Months Ended December 31, 2008	From May 28, 2004 (Inception) Through December 31, 2008
Revenue:
Fees	$-	$-	$-	$-	$-
Expenses:
Accounting	3,365	4,792	11,363	9,409	37,502
Consulting	-	-	-	-	10,000
Dues and subscriptions	605	-	605	27	1,458
Finance charges	-	-	53,075	-	53,075
Legal	-	1,512	1,987	6,624	28,551
Office expenses	35	-	35	-	40
Taxes	-	-	-	-	185

	4,005	6,304	67,065	16,060	130,811
Other income / (expense):
Gain on sale of subsidiary	-	4,900	-	4,900	4,900
Goodwill impairment	-	-	-	-	(6,796)

Total other income / (expense)	-	4,900	-	4,900	(1,896)
Net Ioss	$(4,005)	$(1,404)	$(67,065)	$(11,160)	$(132,707)
Weighted average number of
common shares outstanding	47,864,883	13,500,000	41,014,407	13,500,000	20,799,180
Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

INverso Corp. & Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity/(Deficit)
For the Period May 28, 2004 (Inception) to December 31, 2008
(Unaudited)

	Common Stock				Additional	Shares					Total Stockholders'
					Paid-in	Held in		Accumulated	Subscription		Equity/
	Shares		Amount		Capital	Treasury		Deficit	Receivable		(Deficit)
May 28, 2004
Stock issuance for cash	22,000,000		$22		$78	$-		$	$		$100
Net (loss)
May 28, 2004 (inception) to June 30, 2004								(1,244)			(1,244)
Balance, June 30, 2004	22,000,000		22		78	-		(1,244)	-		(1,144)

Net (loss)
July 1, 2004 to June 30, 2005								(1,370)			(1,370)
Balance, June 30, 2005	22,000,000		22		78	-		(2,614)	-		(2,514)

Net (loss)
July 1, 2005 to June 30, 2006								(500)			(500)
Balance, June 30, 2006	22,000,000		22		78	-		(3,114)	-		(3,014)

Issuance of common stock
related to merger on
September 25, 2006	11,500,000		12		29,988						30,000

Purchase of treasury shares

related to merger on September 25, 2006						16,886					(16,886)

Retirement of treasury shares
related to merger on September 25, 2006	(20,000,000)		(20)		(16,866)	(16,886)

Net (loss)
July 1, 2006
to June 30, 2007								(31,284)			(31,284)

Balance, June 30, 2007	13,500,000	-	14	-	13,200	-	-	(34,398)	-	-	(21,184)

Net (loss)
July 1, 2007 to June 30, 2008								(31,244)			(31,244)
Balance, June 30, 2008	13,500,000		14		13,200	-		(65,642)	-		(52,428)

Issuance of common stock related
to share exchange agreement on August 5, 2008	19,148,458		19		71,546						71,565

Issuance of common stock for
cash and subscription in August and September of 2008	15,216,425		15		56,855				(4,231)		52,639

Net (loss)
July 1, 2008 to December 31, 2008								(67,065)			(67,065)
Balance, December 31, 2008	47,864,883		$48		$141,601	$-		$(132,707)	$(4,231)		$4,711

INverso Corp. & Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Periods Ended December 31, 2008 and 2007
(Unaudited)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007	From May 28, 2004 (Inception) Through December 31, 2008
OPERATING ACTIVITIES
Net loss	$(4,005)	$(1,404)	$(67,065)	$(11,160)	$(132,707)

Adjustment to reconcile net loss
to net cash used in operations:
Non-cash finance charge	-	-	53,075		53,075
Goodwill impairment	-		-		6,796
Change in accounts payable	(6,825)	2,156	(36,796)	6,304	348
Net cash used in operating activities	(10,830)	752	(50,786)	(4,856)	(72,488)

INVESTING ACTIVITIES
Purchase of goodwill related to merger on 9/25/06	-	-	-		(6,796)

FINANCING ACTIVITIES
Change in short-term notes payable	-	(1,016)	(15,284)	(16)	-
Issuance of common stock	-	-	34		48
Proceeds from paid in capital	-	-	52,605		82,691
Accounts payable reduction for shares	-		18,490		18,490
Purchase of treasury shares	-	-	-		(16,886)
Net cash provided by financing activities	-	(1,016)	55,845	(16)	84,343

Net cash increase (decrease) for the period	(10,830)	(264)	5,059	(4,872)	5,059
Cash at the beginning of period	15,889	264	-	4,872	-
Cash at the end of period	$5,059	$-	$5,059	$-	$5,059

INverso Corp. and Subsidiary

Notes to Financial Statements

  Description of Business

The consolidated financial statements include the accounts of INverso Corp. (the “Company”), which is a Delaware corporation and its wholly owned subsidiary, Genesi, Inc. (“Genesi”), which is an Illinois corporation.

As of December 31, 2008, the Company has no inventory, property or equipment. Additionally, the Company has no revenue or cost of sales. The expenses incurred as of the date of the review are the start-up costs of the Company. Therefore, the Company is considered to be in the development stage.

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

Loss per share

Loss per share is computed by dividing the net income by the weighted average number of common shares outstanding of 47,864,883 for the three months ended December 31, 2008, 13,500,000 for the three months ended December 31, 2007, 41,014,407 for the six months ended December 31, 2008, 13,500,000 for the six months ended December 31, 2007 and 20,799,180 for the period from May 28, 2004 (inception) through December 31, 2008. There are no outstanding derivatives as of December 31, 2008 and therefore no adjustment for fully diluted weighted average number of common shares outstanding.

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

  Going Concern

Due to the development stage of the Company and since there have been no revenues as of December 31, 2008, there is substantial doubt as to the Company’s ability to continue as a going concern. In order to meet its upcoming and continuing obligations, additional financing or new revenues will be needed. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Management of INverso is currently in discussions as to the future direction of the company. As of the date of this filing no concrete plans have been determined.

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

Item 4T. Controls and Procedures.

There have been no changes to the Registrant’s disclosure controls and procedures, as reported from the previous quarter, on the most recent 10Q, dated September 30, 2008.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not, and have never been, party to legal proceedings, and have no knowledge of any indication or threat of legal action. We are not aware of any proceedings contemplated by a government authority.

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 5, 2008, the Company entered into a share exchange agreement with Genesi. The Company issued 19,148,458 shares, in exchange for 71,565 shares of Genesi. The value of the shares was determined to be $71,565, the same price per share as the private placement offering on August 6, 2008. Shortly after this transaction, Genesi gave all of its shares of INverso to its three shareholders in exchange for their shares of Genesi, thereby making Genesi a 100% wholly owned subsidiary of INverso.

On August 6, 2008, the Company did a private placement offering to its current shareholders to issue 27,500,000 shares at $.003737391 for a maximum raise of $102,778. 15,216,425 shares were issued for $56,870. $37,355 of cash was collected, $15,284 of debt was relieved and $4,231 is due from an investor as of the date of the review.

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

________INverso Corp.____________________________

(Registrant)

______________February 12, 2009_____________ ________/s/ Randall S. Goulding____________________

Date Randall S. Goulding CEO/President/Director (Signature) **