Form 10-K/A
period 2008-06-30
INverso Corp
filed 2009-05-12
CIK 1295128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

First Amended Form 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number: 000-50898

INverso Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1996527 (I.R.S. Employer Identification No.)
155 Revere Drive, Suite 10, Illinois, IL (Address of principal executive offices)	60062 (Zip Code)

Registrant’s telephone number, including area code: (847) 291-7711

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.000001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ____ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes X No ______

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __ No X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K is not contained herein, and will not be contained, to the best of registrant’'s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer _______ Accelerated filer ________

Non-accelerated filer Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes X No _____

The aggregate market value of shares of voting common stock held by non-affiliates of the Registrant is approximately $0 on June 30, 2008. There were 13,500,000 shares of the Registrant’s common stock outstanding as of June 30, 2008.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No ______

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 7, 2009, there were 47,864,883 shares of common stock, no par value, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

INverso Corp.

PART I

Explanatory Note

INverso Corp. has restated its Annual Report on Form 10-K. This Annual Report is for the year ended June 30, 2008, and was originally filed with the Commission on Form 10-KSB on September 30, 2008. The purpose of this amended Annual Report is to make corrections to the Annual Report based on comments received by the Commission. There are changes made throughout this document, but primarily to the Items entitled Market for Common Equity and Related Stockholder Matters, Controls and Procedures, Changes in Controls and Procedures, Section 16(a) Beneficial Ownership Reporting Compliance, Security Ownership of Certain Beneficial Owners and Management, Certain Relationships and Related Transactions, and Exhibits. In addition, there are changes related to filing this Annual Report on Form 10-K/A rather than on Form 10-KSB/A.

This First Amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2008 amends and restates only those items of the previously filed Annual Report on Form 10-KSB which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the revisions and restatements or (ii) to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the revisions and restatements. No other information contained in our previously filed Form 10-KSB for the fiscal year ended June 30, 2008 has been updated or amended.

This Annual Report includes forward looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward looking statements. Readers are cautioned not to put undue reliance on any forward looking statements.

    ITEM 1 – BUSINESS

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

    ITEM 1A – RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

    ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year that have not been resolved.

    ITEM 2 – PROPERTIES

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

    ITEM 3   LEGAL PROCEEDINGS

We are not, and have never been, party to legal proceedings, and have no knowledge of any indication or threat of legal action. We are not aware of any proceedings contemplated by a government authority.

    ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the last fiscal year.

  PART II

    ITEM 5   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

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

Holders

As of June 30, 2008, there were 13,500,000 shares of our common stock issued and outstanding and held by eight holders of record.

Recent Issuance of Unregistered Securities

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

    ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

    ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

  ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

    ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

See accompanying notes to financial statements

INverso Corp.
Statement of Changes in Stockholders' Equity/(Deficit)
For the Period May 28, 2004 (Inception) to June 30, 2008
(Unaudited)

	Common Stock				Additional	Shares					Total Stockholders'
	Shares		Amount		Paid-in Capital	Held in Treasury		Accumulated Deficit			Equity/(Deficit)

Stock issuance for cash	22,000,000		$22		$78	$-		$			$100
May 28, 2004 (inception)
to June 30, 2004									(1,244)		(1,244)
	22,000,000		22		78	-			(1,244)		(1,144)
July 1, 2004 to June 30, 2005									(1,370)		(1,370)
	22,000,000		22		78	-			(2,614)		(2,514)
July 1, 2005 to June 30, 2006									(500)		(500)

	22,000,000		22		78	-			(3,114)		(3,014)
related to merger on September 25, 2006	11,500,000		12		29,988						30,000
related to merger on September 25, 2006						16,886					(16,886)
related to merger on September 25, 2006	(20,000,000)		(20)		(16,866)	(16,886)
July 1, 2006 to June 30, 2007									(31,284)		(31,284)
	13,500,000	-	14	-	13,200	-	-		(34,398)	-	(21,184)
July 1, 2007 to June 30, 2008									(31,244)		(31,244)
	13,500,000	-	$14	-	$13,200	$-	-		$(65,642)	-	$(52,428)

See accompanying notes to financial statements

INverso Corp.
(A Development Stage Company)
Statement of Cash Flows
For the Periods Ended June 30, 2008 and June 30, 2007

	Three Months	Three Months	Year	Year	From May 28, 2004 (Inception)
	Ended June 30, 2008	Ended June 30, 2007	Ended June 30, 2008	Ended June 30, 2007	Through June 30, 2008
OPERATING ACTIVITIES
Net loss	$(13,614)	$(7,081)	$(31,244)	$(31,284)	$(65,642)
Adjustment to reconcile net loss to net cash used in operations:
Goodwill impairment	-	-	-	6,796	6,796
Increase in accounts payable	13,614	6,956	26,388	10,756	37,144
Net cash used in operating activities	-	(125)	(4,856)	(13,732)	(21,702)

INVESTING ACTIVITIES
Purchase of goodwill related related to merger on 9/25/06	-	-	-	(6,796)	(6,796)

FINANCING ACTIVITIES
Increase / (decrease) in shareholder loan	-	-	-	(3,114)	-
Increase in notes payable	-	-	(16)	15,300	15,284
Issuance of common stock	-	-	-	12	14
Proceeds from paid in capital	-	-	-	29,988	30,086
Purchase of treasury shares	-	-	-	(16,886)	(16,886)
Net cash provided by financing activities	-	-	(16)	25,300	28,498

Net cash increase for the period	-	(125)	(4,872)	4,772	-

Cash at the beginning of period	-	4,997	4,872	100	-

Cash at the end of period	$-	$4,872	$-	$4,872	$-

See accompanying notes to financial statements

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

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2008, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending June 30, 2009. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

(c) Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent registered public accounting firm, we have begun to refine our internal procedures in anticipation of implementing segregation of duties.

(d) Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e) Auditor’s Attestation Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

In accordance with current SEC guidelines, our external auditors are required to provide their initial attestation in our Annual Report on Form 10-K for the fiscal year ending June 30, 2009.

ITEM 9B – OTHER INFORMATION

  There are no events required to be disclosed under this Item.

  PART III

    ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, none of the current required parties are delinquent in their 16(a) filings.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our director has chosen not to adopt such a code of ethics at this time because he is also our executive officer and chairman, and we have no other employees.

Audit Committee Financial Director

We do not have an audit committee financial expert or an audit committee, because, in the opinion of our director, our operations and finances are simple enough during the development stage to be understood fully by our director.

    ITEM 11   EXECUTIVE COMPENSATION

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

    ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2008, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address	Nature of Affiliation	Common Stock Ownership	Percentage of Common Stock Ownership (1)
Randall S. Goulding (2)	Chief Executive Officer, President, Chief Financial Officer, & Director	-	-%
Nutmeg Fortuna Fund, LLLP (2) 155 Revere Drive, Suite 10 Northbrook, IL 60062	10% Owner	11,399,663	84.4%
Serge Atlan	5% Owner	725,000	5.4%
Thomas Kirchner	5% Owner	725,000	5.4%
All Officers and Directors as a Group (1 Person)		-	-%

(1) Unless otherwise indicated, based on 13,500,000 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2) Randall S. Goulding, our sole officer and director and the managing member of the Nutmeg Fortuna Fund, LLLP, exercises voting and/or dispositive power over the securities held by the Nutmeg Fortuna Fund, LLLP.

The issuer is not aware of any person who owns of record, or is known to own beneficially, ten percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

Other than as set forth above, none of these parties owns, in the aggregate and including shares of our common stock that may be acquired upon exercise of their warrants, more than five percent (5%) of our common stock.

There are no current arrangements which will result in a change in control.

    ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In order to allow us to maintain our liquidity, our director, who is our controlling shareholder, has paid certain expenses related to our operations and has not yet requested reimbursement for these expenses.

Mr. Randall S. Goulding is the managing director of The Nutmeg Group, LLC, and manages the operations of INverso.

Beginning in September of 2006, the Company received $15,284 from The Nutmeg Group, LLC that is currently being treated as a loan. Randall S. Goulding, the Company’s sole officer and director, is the managing member and sole owner of The Nutmeg Group, LLC.

In January of 2007, $100,000 of cash was received from the Melanie S. Altholtz Irrevocable Trust (Altholtz). On the next day, $95,000 was sent for an investment to Nanologix, Inc., for which Randall S. Goulding, the Company’s sole officer and director, previously provided legal services. It was a $100,000 investment, but $5,000 was withheld and due to a finder for a commission. All of this occurred through Hydrogenesis, Inc., the subsidiary. Immediately after the transaction, it was determined that the true nature of the transaction was not correctly formulated. All of the parties then agreed to rescind the transaction. It was therefore not mentioned as a subsequent event in the December 31, 2006 financial statements because management considered this to be irrelevant. When the March 31, 2007 financials were prepared, cash had still not been exchanged between the parties to affect the rescission, but there was no indication that the rescission would not occur. On or about June of 2007, the Company came to realize that rescission of this transaction, even though agreed to by all parties previously, was not going to occur, due to a prior shift in power of the management of Nanologix, Inc.

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

    ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

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

  PART IV

    ITEM 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

3.1 (1)	Certificate of Incorporation
3.2 (2)	Bylaws
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November 1, 2004.

  Incorporated by reference from our Registration Statement on Form 10-SB, filed with the Commission on August 10, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INverso Corp.
Dated: May 8, 2009		/s/ Randall S. Goulding
	By:	Randall S. Goulding
	Its:	Chief Executive Officer, President, Chief Financial Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 8, 2009		/s/ Randall S. Goulding
	By:	Randall S. Goulding
	Its:	Chief Executive Officer, President, Chief Financial Officer, and Director

EXHIBIT 31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

I, Randall S. Goulding, certify that:

I have reviewed this First Amended Annual Report on Form 10-K/A of INverso Corp.;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exhibit Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: May 8, 2009
/s/ Randall S. Goulding
	By:	Randall S. Goulding
Chief Executive Officer

EXHIBIT 31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

I, Randall S. Goulding, certify that:

I have reviewed this First Amended Annual Report on Form 10-K/A of INverso Corp.;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exhibit Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: May 8, 2009
/s/ Randall S. Goulding
	By:	Randall S. Goulding
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 USC, SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the First Amended Annual Report of INverso Corp. (the “Company”) on Form 10-K/A for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on or about the date hereof (the “Report”), I, Randall S. Goulding, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 8, 2009	/s/ Randall S. Goulding
By: Randall S. Goulding
Its: Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to INverso Corp. and will be retained by INverso Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 USC, SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the First Amended Annual Report of INverso Corp. (the “Company”) on Form 10-K/A for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on or about the date hereof (the “Report”), I, Randall S. Goulding, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 8, 2009	/s/ Randall S. Goulding
By: Randall S. Goulding
Its: Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to INverso Corp. and will be retained by INverso Corp. and furnished to the Securities and Exchange Commission or its staff upon request.