Form 10-Q/A
period 2008-09-30
INverso Corp
filed 2009-05-12
CIK 1295128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

First Amended Form 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-50898

INverso Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1996527 (I.R.S. Employer Identification No.)
155 Revere Drive, Suite 10, Northbrook, IL (Address of principal executive offices)	60062 (Zip Code)
(847) 291-7711 (Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No X .

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 7, 2009, there were 47,864,883 shares of common stock, no par value, issued and outstanding.

INverso Corp.

TABLE OF CONTENTS

PART I

PART I – FINANCIAL INFORMATION 4

ITEM 1 Financial Statements 4

ITEM 2 Managements Discussion and Analysis of Financial Condition and Results of Operations. 12

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk 13

ITEM 4T Controls and Procedures 14

PART II

ITEM 1 Legal Proceedings 16

ITEM 1A Risk Factors 16

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds 16

ITEM 3 Defaults Upon Senior Securities 16

ITEM 4 Submission of Matters to a Vote of Security Holders 16

ITEM 5 Other Information 16

ITEM 6 Exhibits 17

Explanatory Note

INverso Corp. has restated its Quarterly Report on Form 10-Q. This Quarterly Report is for the quarterly period ended September 30, 2008, and was originally filed with the Commission on Form 10-Q on November 14, 2008. The purpose of this amended Quarterly Report is to make corrections to the Quarterly Report based on comments received by the Commission. There are changes made throughout this document, but primarily to the Cover Page and the Items entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, Unregistered Sales of Equity Securities and Use of Proceeds, Controls and Procedures, and Exhibits.

This First Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2008 amends and restates only those items of the previously filed Quarterly Report on Form 10-Q which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the unaudited consolidated financial statements except for those which are required by or result from the effects of the restatement. Except for the corrections stated herein, no other information contained in our previously filed Form 10-Q for the quarter ended September 30, 2008 has been updated or amended.

  PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward looking statements. Readers are cautioned not to put undue reliance on any forward looking statements.

  ITEM 1 Financial Statements

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

See accompanying notes to the financial statements.

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
See accompanying notes to the financial statements. Page 6

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

See accompanying notes to the financial statements.

INverso Corp. & Subsidiary (A Development Stage Company) Consolidated Statements of Cash Flows For the Periods Ended September 30, 2008 and 2007 (Unaudited)
	Three Months	Three Months	From May 28, 2004 (Inception)
	Ended September 30, 2008	Ended September 30, 2007	Through September 30, 2008
OPERATING ACTIVITIES
Net loss	$(63,060)	$(9,756)	$(128,702)
Adjustment to reconcile net loss
to net cash used in operations:
Non-cash finance charge	53,075	-	53,075
Goodwill impairment			6,796
Change in accounts payable	(29,971)	4,148	7,173

Net cash used in operating activities	(39,956)	(5,608)	(61,658)

INVESTING ACTIVITIES
Purchase of goodwill related to merger on 9/25/06	-	-	(6,796)

FINANCING ACTIVITIES
Change in short-term notes payable	(15,284)	1,000	-
Issuance of common stock	34	-	48
Proceeds from paid in capital	52,605	-	82,691
Accounts payable reduction for shares	18,490		18,490
Purchase of treasury shares	-	-	(16,886)

Net cash provided by financing activities	55,845	1,000	84,343
Net cash increase (decrease) for the period	15,889	(4,608)	15,889

Cash at the beginning of period	-	4,872	-
Cash at the end of period	$15,889	$264	$15,889

See accompanying notes to the financial statements.

Notes to Financial Statements

  1. Description of Business

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

  2. Summary of Significant Accounting Policies

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

  3. Going Concern

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

  4. Notes Payable

The Company has received money from an investor that had been classified as a loan. The loan was exchanged for common stock as part of the August 6, 2008 private placement. The loan came from The Nutmeg Group, LLC and its affiliates (“TNG”). Randall S. Goulding, the president of INverso, is the managing member of TNG and owns 100% of the LLC.

  5. Related Party Transactions

The Company issued 14,348,946 shares of stock to TNG in exchange for $53,628, made up of cash of $34,113, release of a note payable valued at $15,284, and a subscription receivable of $4,231. Randall S. Goulding, the president of INverso, is the managing member of The Nutmeg Group and owns 100% of the LLC.

  6. Significant Transactions

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

  7. Subsequent Events

There are no material subsequent events that have occurred since the date of the review.

  ITEM 2 Managements Discussion and Analysis of Financial Condition and Results of Operations.

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

Genesi, Inc.

The Company and Genesi, Inc., an Illinois corporation (“Genesi”), signed a Share Exchange Agreement on August 5, 2008, under which Genesi became the owner of 59% of the issued and outstanding shares of common stock of the Company and the Company became the owner of 50% of Genesi.

Genesi was organized to become a business development company. Genesi has had no revenues, employees or net income to date. As of the date of the Share Exchange Agreement, Genesi had spent the past eighteen months getting to know the specifics of business development companies and the legal parameters of which they operate. Genesi also paid certain bills of the Company, which helped the Company to pursue its business plan. Genesi had also cultivated a relationship with a potential candidate for the services of the business development company, which it planned to refer to the Company. The Company issued 19,148,458 shares common stock to Genesi in exchange for 71,565 shares of Genesi common stock.

Genesi is a company incorporated by Randall S. Goulding, the Chief Executive Officer and Chairman of the Company. The three shareholders of Genesi include the Nutmeg Mercury Fund, LLLP, a Minnesota Limited Liability Limited Partnership, Nutmeg Patriot Fund, LLLP, an Illinois Limited Liability Limited Partnership and The Nutmeg Group, LLC, a Minnesota Limited Liability Company. All of these entities are managed and controlled by Randall S. Goulding.

  ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

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

  ITEM 4T Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending June 30, 2009. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Remediation of Material Weaknesses

We have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above by working with our independent registered public accounting firm and refining our internal procedures.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Commencing with our annual report for the year ending June 30, 2009, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

  of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

  of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, we will be required to file the auditor’s attestation report separately on our internal control over financial reporting on whether we believe that we have maintained, in all material respects, effective internal control over financial reporting.

PART II – OTHER INFORMATION

  ITEM 1 Legal Proceedings

We are not, and have never been, party to legal proceedings, and have no knowledge of any indication or threat of legal action. We are not aware of any proceedings contemplated by a government authority.

  ITEM 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

  ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On August 5, 2008, the Company entered into a share exchange agreement with Genesi, Inc., an Illinois corporation (“Genesi”) managed and controlled by Randall S. Goulding, the Company’s sole officer and director. The Company issued 19,148,458 shares, in exchange for 71,565 newly issued shares of Genesi. The value of the shares was determined to be $71,565, the same price per share as the private placement offering on August 6, 2008. INverso had owed Genesi $18,490, which was eliminated in the transaction. No cash was exchanged, but a $53,075 finance charge was recorded as a result of the transaction. The amount of $53,075 is the difference between the $71,565 value of the newly issued shares of Genesi and the $18,490 amount owed to Genesi which was cancelled in the transaction. Rather than recording that amount as an asset on the Company’s books, the Company, in consultation with its accountant, decided that a finance charge expense would be the most appropriate treatment for that amount. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Genesi was a sophisticated investor and familiar with our operations due to the related party nature of the transaction.

On August 6, 2008, the Company did a private placement offering to current shareholders to issue 27,500,000 shares at $0.003737391 for a maximum raise of $102,778. 15,216,425 shares were issued for $56,870. $37,355 of cash was collected, $15,284 of debt was relieved and $4,231 is still due from an investor as of the date of the review. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were sophisticated investors, familiar with our operations.

  ITEM 3 Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

  ITEM 4 Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

  ITEM 5 Other Information

There have been no events that are required to be reported under this Item.

ITEM 6 Exhibits

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

(1) Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November 1, 2004.

(2) Incorporated by reference from our Registration Statement on Form 10-SB, filed with the Commission on August 10, 2004.

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
Chief Executive Officer, President, Chief Financial
Officer, and Director

EXHIBIT 31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

I, Randall S. Goulding, certify that:

  I have reviewed this First Amended Quarterly Report on Form 10-Q/A of INverso Corp.;

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

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant‘s internal control over financial reporting.

Dated: May 8, 2009
/s/ Randall S. Goulding
	By:	Randall S. Goulding
Chief Executive Officer

EXHIBIT 31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

I, Randall S. Goulding, certify that:

  I have reviewed this First Amended Quarterly Report on Form 10-Q/A of INverso Corp.;

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

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant‘s internal control over financial reporting.

Dated: May 8, 2009
/s/ Randall S. Goulding
	By:	Randall S. Goulding
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 USC, SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the First Amended Quarterly Report of INverso Corp. (the “Company”) on Form 10-Q/A for the quarter ended September 30, 2008, as filed with the Securities and Exchange Commission on or about the date hereof (the “Report”), I, Randall S. Goulding, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 USC, SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the First Amended Quarterly Report of INverso Corp. (the “Company”) on Form 10-Q/A for the quarter ended September 30, 2008, as filed with the Securities and Exchange Commission on or about the date hereof (the “Report”), I, Randall S. Goulding, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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