Form 10-Q/A
period 2008-12-31
INverso Corp
filed 2009-05-12
CIK 1295128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

First Amended Form 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk 12

ITEM 4T Controls and Procedures 14

PART II

ITEM 1 Legal Proceedings 16

ITEM 1A Risk Factors 16

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds 16

ITEM 3 Defaults Upon Senior Securities 16

ITEM 4 Submission of Matters to a Vote of Security Holders 16

ITEM 5 Other Information 16

ITEM 6 Exhibits 16

Explanatory Note

INverso Corp. has restated its Quarterly Report on Form 10-Q. This Quarterly Report is for the quarterly period ended December 31, 2008, and was originally filed with the Commission on Form 10-Q on February 13, 2009. The purpose of this amended Quarterly Report is to make corrections to the Quarterly Report based on comments received by the Commission. There are changes made throughout this document, but primarily to the Items entitled Controls and Procedures and Exhibits.

This First Amended Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2008 amends and restates only those items of the previously filed Quarterly Report on Form 10-Q which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the unaudited consolidated financial statements except for those which are required by or result from the effects of the restatement. Except for the corrections stated herein, no other information contained in our previously filed Form 10-Q for the quarter ended December 31, 2008 has been updated or amended.

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

See accompanying notes

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

See accompanying notes

INverso Corp. & Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity/(Deficit)
For the Period May 28, 2004 (Inception) to December 31, 2008
(Unaudited)

Common Stock					Additional	Shares						Total Stockholders'
	Shares		Amount		Paid-in Capital	Held in Treasury		AccumulatedDeficit		Subscription Receivable			Equity/ (Deficit)
May 28, 2004
Stock issuance for cash	22,000,000		$22		$78	$-		$		$			$100
Net (loss)
May 28, 2004 (inception) to June 30, 2004									(1,244)				(1,244)
Balance, June 30, 2004	22,000,000		22		78	-			(1,244)		-		(1,144)
Net (loss)
July 1, 2004 to June 30, 2005									(1,370)				(1,370)
Balance, June 30, 2005	22,000,000		22		78	-			(2,614)		-		(2,514)
Net (loss)
July 1, 2005 to June 30, 2006									(500)				(500)
Balance, June 30, 2006	22,000,000		22		78	-			(3,114)		-		(3,014)

Issuance of common stock
related to merger on September 25, 2006	11,500,000		12		29,988								30,000
Purchase of treasury shares
related to merger on September 25, 2006						16,886							(16,886)
Retirement of treasury shares
related to merger on September 25, 2006	(20,000,000)		(20)		(16,866)	(16,886)
Net (loss)
July 1, 2006 to June 30, 2007									(31,284)				(31,284)
Balance, June 30, 2007	13,500,000	-	14	-	13,200	-	-		(34,398)		-	-	(21,184)
Net (loss)
July 1, 2007 to June 30, 2008									(31,244)				(31,244)
Balance, June 30, 2008	13,500,000		14		13,200	-			(65,642)		-		(52,428)

Issuance of common stock related
to share exchange agreement on August 5, 2008	19,148,458	19	71,546				71,565

Issuance of common stock for
cash and subscription in August and September of 2008	15,216,425	15	56,855			(4,231)	52,639

Net (loss)
July 1, 2008 to December 31, 2008					(67,065)		(67,065)
Balance, December 31, 2008	47,864,883	$48	$141,601	$-	$(132,707)	$(4,231)	$4,711

See accompanying notes

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

See accompanying notes

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

  ITEM 4T Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

  ITEM 5 Other Information

There have been no events that are required to be reported under this Item.

  ITEM 6 Exhibits

3.1 (1)	Certificate of Incorporation
3.2 (1)	Bylaws
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 USC, SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the First Amended Quarterly Report of INverso Corp. (the “Company”) on Form 10-Q/A for the quarter ended December 31, 2008, as filed with the Securities and Exchange Commission on or about the date hereof (the “Report”), I, Randall S. Goulding, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 USC, SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the First Amended Quarterly Report of INverso Corp. (the “Company”) on Form 10-Q/A for the quarter ended December 31, 2008, as filed with the Securities and Exchange Commission on or about the date hereof (the “Report”), I, Randall S. Goulding, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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