Form 10-Q
period 2009-03-31
INverso Corp
filed 2009-05-15
CIK 1295128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-50898

INverso Corp.
(Exact name of registrant as specified in its charter)

Delaware	34-1996527
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

155 Revere Drive, Suite 10,
Northbrook, IL	60062
(Address of principal executive offices)	(Zip Code)

(847) 291-7711
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 15, 2009, there were 47,864,883 shares of common stock, no par value, issued and outstanding.

INverso Corp.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1	Financial Statements

INverso Corp. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
As of March 31, 2009 and June 30, 2008
(Unaudited)

	3/31/2009	6/30/2008
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$2,594	$-

Total assets	$2,594	$-

	3/31/2009	6/30/2008
	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,853	$37,144
Notes payable	18,000	15,284

Total liabilities	19,853	52,428

Stockholders' deficit
Common stock (par 0.000001, 100,000,000 shares authorized, and 47,864,883 issued and outstanding)	48	14
Additional paid in capital	141,601	13,200
Accumulated deficit during the development stage	(154,677)	(65,642)
Subscription receivable	(4,231)	-

Total stockholders' deficit	(17,259)	(52,428)

Total liabilities and stockholders' deficit	$2,594	$-

See accompanying notes to the financial statements.

INverso Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Income
For the Periods Ended March 31, 2009 and 2008
(Unaudited)

					From May 28,
	Three Months	Three Months	Nine Months	Nine Months	2004 (Inception)
	Ended	Ended	Ended	Ended	Through
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009

Revenue:
Fees	$-	$-	$-	$-	$-

Expenses:
Accounting	2,117	3,780	13,480	13,189	39,619
Consulting	-	-	-	-	10,000
Dues and subscriptions	-	350	605	377	1,458
Finance charges	-	-	53,075	-	53,075
Legal	19,853	2,340	21,840	8,964	48,404
Office expenses	-	-	35	-	40
Taxes	-	-	-	-	185
	21,970	6,470	89,035	22,530	152,781
Other income / (expense):
Gain on sale of subsidiary	-	-	-	4,900	4,900
Goodwill impairment	-	-	-	-	(6,796)

Total other income / (expense)	-	-	-	4,900	(1,896)

Net Ioss	$(21,970)	$(6,470)	$(89,035)	$(17,630)	$(154,677)

Weighted average number of common shares outstanding	47,864,883	13,500,000	43,264,563	13,500,000	22,203,164

Basis loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to the financial statements.

INverso Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Periods Ended March 31, 2009 and 2008
(Unaudited)

					From May 28,
	Three Months	Three Months	Nine Months	Nine Months	2004 (Inception)
	Ended	Ended	Ended	Ended	Through
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009
OPERATING ACTIVITIES
Net loss	$(21,970)	$(6,470)	$(89,035)	$(17,630)	$(154,677)

Adjustment to reconcile net loss to net cash used in operations:

Non-cash finance charge	-	-	53,075	-	53,075
Goodwill impairment	-		-	-	6,796
Change in accounts payable	1,505	6,470	(35,291)	12,774	1,853

Net cash used in operating activities	(20,465)	-	(71,251)	(4,856)	(92,953)

INVESTING ACTIVITIES
Purchase of goodwill related related to merger on 9/25/06	-	-	-	-	(6,796)

FINANCING ACTIVITIES
Change in short-term notes payable	18,000	-	2,716	(16)	18,000
Issuance of common stock	-	-	34	-	48
Proceeds from paid in capital	-	-	52,605	-	82,691
Accounts payable reduction for shares	-	-	18,490	-	18,490
Purchase of treasury shares	-	-	-	-	(16,886)

Net cash provided by financing activities	18,000	-	73,845	(16)	102,343

Net cash increase / (decrease) for the period	(2,465)	-	2,594	(4,872)	2,594

Cash at the beginning of period	5,059	-	-	4,872	-

Cash at the end of period	$2,594	$-	$2,594	$-	$2,594

See accompanying notes to the financial statements.

INverso Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity/(Deficit)
For the Period May 28, 2004 (Inception) to March 31, 2009
(Unaudited)

							Total
			Additional	Shares			Stockholders'
	Common Stock		Paid-in	Held in	Accumulated	Subscription	Equity/
	Shares	Amount	Capital	Treasury	Deficit	Receivable	(Deficit)

May 28, 2004
Stock issuance for cash	22,000,000	$22	$78	$-	$	$	$100

Net (loss)
May 28, 2004 (inception) to June 30, 2004					(1,244)		(1,244)

Balance, June 30, 2004	22,000,000	22	78	-	(1,244)	-	(1,144)

Net (loss)
July 1, 2004 to June 30, 2005					(1,370)		(1,370)

Balance, June 30, 2005	22,000,000	22	78	-	(2,614)	-	(2,514)

Net (loss)
July 1, 2005 to June 30 , 2006					(500)		(500)

Balance, June 30, 2006	22,000,000	22	78	-	(3,114)	-	(3,014)

Issuance of common stock related to merger on September 25, 2006	11,500,000	12	29,988				30,000

Purchase of treasury shares related to merger on September 25, 2006				16,886			(16,886)

Retirement of treasury shares related to merger on September 25, 2006	(20,000,000)	(20)	(16,866)	(16,886)

Net (loss)
July 1, 2006 to June 30, 2007					(31,284)		(31,284)

Balance, June 30, 2007	13,500,000	14	13,200	-	(34,398)	-	(21,184)

Net (loss)
July 1, 2007 to June 30, 2008					(31,244)		(31,244)

Balance, June 30, 2008	13,500,000	14	13,200	-	(65,642)	-	(52,428)

Issuance of common stock related to share exchange agreement on August 5, 2008	19,148,458	19	71,546				71,565

Issuance of common stock for cash and subscription in August and September of 2008	15,216,425	15	56,855			(4,231)	52,639

Net (loss)
July 1, 2008 to March 31, 2009					(89,035)		(89,035)

Balance, March 31, 2009	47,864,883	$48	$141,601	$-	$(154,677)	$(4,231)	$(17,259)

See accompanying notes to the financial statements.

INverso Corp. and Subsidiary
Notes to Financial Statements

1.	Description of Business

The consolidated financial statements include the accounts of INverso Corp. (the “Company”), which is a Delaware corporation and its wholly owned subsidiary, Genesi, Inc. (“Genesi”), which is an Illinois corporation.

As of March 31, 2009, the Company has no inventory, property or equipment.  Additionally, the Company has no revenue or cost of sales.  The expenses incurred as of the date of the review are the start-up costs of the Company.  Therefore, the Company is considered to be in the development stage.

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

Loss per share

Loss per share is computed by dividing the net income by the weighted average number of common shares outstanding of 47,864,883 for the three months ended March 31, 2009, 13,500,000 for the three months ended March 31, 2008, 43,264,563 for the nine months ended March 31, 2009, 13,500,000 for the nine months ended March 31, 2008 and 22,203,164 for the period from May 28, 2004 (inception) through March 31, 2009.  There are no outstanding derivatives as of March 31, 2009 and therefore no adjustment for fully diluted weighted average number of common shares outstanding.

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

Due to the development stage of the Company and since there have been no revenues as of March 31, 2009, there is substantial doubt as to the Company’s ability to continue as a going concern.  In order to meet its upcoming and continuing obligations, additional financing or new revenues will be needed.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

4.	Notes Payable

The Company has received money from investors that have been classified as loans.  One loan was exchanged for common stock as part of the August 6, 2008 private placement.  This loan came from The Nutmeg Group, LLC and its affiliates (“TNG”).  Randall S. Goulding, the president of INverso, is the managing member of TNG and owns 100% of the LLC.  A new loan came in on March 15, 2009.  The loan came from an investor who also has an interest in becoming an officer of the Company.  It is expected that stock will be issued to settle this loan, but the terms of the investment have not been finalized.  No interest has been paid or accrued.

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

We have no operations or revenues.  We are classified as a 'blank check' company under rules of the SEC and certain states. Under these regulations, the public sale of securities of blank check companies is limited.  We will not make any efforts to cause a market to develop in our securities until such time as we have successfully implemented a business plan and we are no longer classified as a blank check company.  We anticipate that additional securities may be registered and issued subsequent to a successful business transaction. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the future value of our securities, if such a market develops, of which there is no assurance.

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

Since inception, we have had no revenues or sales and primarily financed our operations through funding from funds managed by Mr. Goulding.  We believe that our current cash needs can be met by loans from, or sale of equity to, our director, officer and shareholders for at least the next twelve months. However, if we encounter a business opportunity, it may be necessary to raise additional capital.  This may be accomplished by selling our common stock to others.  Currently, we have no future contractual obligations.  Our management intends to actively seek business opportunities during the next twelve months.

Our management is currently in discussions as to the future direction of the company.  As of the date of this filing, no concrete plans have been determined.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

We generated no revenues during the three months ended March 31, 2009 and 2008.  We expect to have no revenues until such time as we find a new business opportunity to pursue.

We had expenses of $21,970 for the three months ended March 31, 2009, compared to $6,470 for the three months ended March 31, 2008, an increase of $15,500 or 240% from the prior period.  The increase in expenses was mainly due to increased legal expenses, which expenses were not present during the prior period.

We had a net loss of $21,970 for the three months ended March 31, 2009, compared to a net loss of $6,470 for the three months ended March 31, 2008, an increase in net loss of $15,500 or 240% from the prior period.  The increase was attributable to the increase in expenses, as described above.

Liquidity and Capital Resources

We had total assets, consisting solely of current assets of cash and cash equivalents of $2,594 as of March 31, 2009.

We had total liabilities consisting solely of current liabilities of $19,853 as of March 31, 2009, which included $1,853 of accounts payable and $18,000 of notes payable.

We had net cash used in operating activities of $20,465 for the three months ended March 31, 2009, which was due to $21,970 of net loss, partially offset by a $1,505 increase in accounts payable.

We had $18,000 of net cash provided by financing activities for the three months ended March 31, 2009, which was due to $18,000 of proceeds from short term notes payable.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4T	Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

•	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, we will be required to file the auditor’s attestation report separately on our internal control over financial reporting on whether we believe that we have maintained, in all material respects, effective internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three month period ended March 31, 2009.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

3.1 (1)	Certificate of Incorporation

3.2 (2)	Bylaws

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November1, 2004.

(2)	Incorporated by reference from our Registration Statement on Form 10-SB, filed with the Commission on August 10, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INverso Corp.

Dated: May 15, 2009		/s/ Randall S. Goulding
	By:	Randall S. Goulding
Chief Executive Officer, President, Chief Financial
Officer, and Director