Form 10-K/A
period 2008-06-30
INverso Corp
filed 2009-07-02
CIK 1295128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Second Amended Form 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $0.000001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☒    No  ☐

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’'s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☒  No  ☐

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

INVERSO CORP.

TABLE OF CONTENTS

PART I

Explanatory Note

INverso Corp. has restated its Annual Report on Form 10-K.  This Annual Report is for the year ended June 30, 2008, and was originally filed with the Commission on Form 10-KSB on September 30, 2008, and then filed with the Commission on Form 10-K/A on May 12, 2009.  The purpose of this amended Annual Report is to make corrections to the Annual Report based on comments received by the Commission.  There are changes made throughout this document, but primarily to the Items entitled Market for Common Equity and Related Stockholder Matters, Controls and Procedures, Security Ownership of Certain Beneficial Owners and Management, Certain Relationships and Related Transactions, and Exhibits.

This Second Amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2008 amends and restates only those items of the previously filed Annual Report on Form 10-K/A which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the revisions and restatements or (ii) to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the revisions and restatements.  No other information contained in our previously filed Form 10-K/A and Form 10-KSB for the fiscal year ended June 30, 2008 has been updated or amended.

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

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

ITEM 3 - LEGAL PROCEEDINGS

We are not, and have never been, party to legal proceedings, and have no knowledge of any indication or threat of legal action. We are not aware of any proceedings contemplated by a government authority.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the last fiscal year.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Recent Issuance of Unregistered Securities

In January of 2007, $100,000 of cash was received from the Melanie S. Altholtz Irrevocable Trust (Altholtz).  Melanie S. Altholtz, the beneficiary of the Melanie S. Altholtz Irrevocable Trust, is the daughter of Harvey Altholtz, a director and executive officer of the Company from September 2006 to March 2008.  The transaction with Altholtz was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Altholtz was a sophisticated investor with access to information about the Company because of its relationship with Harvey Altholtz, a director and executive officer of the Company. On the next day, $95,000 was sent to Nanologix, Inc. for an investment. It was a $100,000 investment, but $5,000 was withheld and due to a finder associated with Nanologix, Inc. for a commission. All of this occurred through Hydrogenesis, Inc., the Company’s subsidiary. Immediately after the transaction, Nanologix, Inc.’s management changed and the relationship between the management teams of the Company and Nanologix, Inc. deteriorated because of differences regarding the direction of the business of Nanologix, Inc.  Consequently, all of the parties then agreed to rescind the transaction. It was therefore not mentioned as a subsequent event in the December 31, 2006 financial statements because management considered this to be irrelevant. When the March 31, 2007 financials were prepared, cash had still not been exchanged between the parties to effect the rescission, but there was no indication that the rescission would not occur. On or about June of 2007, the Company came to realize that rescission of this transaction, even though agreed to by all parties previously, was not going to occur, due to a prior shift in power of the management of Nanologix, Inc. and the continuing deterioration of the relationship between the management teams of the Company and Nanologix, Inc.

To resolve the problems associated with this issue, the following events took place. All of the transactions described occurred through the Company’s subsidiary, Hydrogenesis, Inc. The subsidiary really has no other operations. Therefore, the subsidiary owns $100,000 worth of Nanologix stock and owes Altholtz $100,000. The Company came to an agreement with Altholtz to sell Hydrogenesis, for $5,000. On the date of the transaction, October 12, 2007, Hydrogenesis owned the $100,000 asset and was obligated to pay Altholtz the $100,000 note payable. The $5,000 obligation due to the finder was assumed by Hydrogenesis upon closing of the transaction.  This transaction with Altholtz was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Altholtz was a sophisticated investor with access to information about the Company because of its relationship with Harvey Altholtz, a director and executive officer of the Company.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

INverso Corp.
Statement of Changes in Stockholders' Equity/(Deficit)
For the Period May 28, 2004 (Inception) to March 31, 2008
(Unaudited)

					Additional	Shares				Total Stockholders'
	Common Stock				Paid-in	Held in		Accumulated		Equity/
	Shares		Amount		Capital	Treasury		Deficit		(Deficit)

Stock issuance for cash	22,000,000		$22		$78	$-		$		$100

May 28, 2004 (inception) to June 30, 2004								(1,244)		(1,244)

	22,000,000		22		78	-		(1,244)		(1,144)

July 1, 2004 to June 30, 2005								(1,370)		(1,370)

	22,000,000		22		78	-		(2,614)		(2,514)

July 1, 2005 to June 30, 2006								(500)		(500)

	22,000,000		22		78	-		(3,114)		(3,014)

related to merger on September 25, 2006	11,500,000		12		29,988					30,000

related to merger on September 25, 2006						16,886				(16,886)

related to merger on September 25, 2006	(20,000,000)		(20)		(16,866)	(16,886)

July 1, 2006to June 30, 2007								(31,284)		(31,284)
	13,500,000	-	14	-	13,200	-	-	(34,398	) -	(21,184)

July 1, 2007 to June 30, 2008								(31,244)		(31,244)
	13,500,000	-	$14	-	$13,200	$-	-	$(65,642	) -	$(52,428)

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) – CONTROLS AND PROCEDURES

(a)              Evaluation of Disclosure Controls and Procedures

We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, we conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

(b)              Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2008, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending June 30, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that represented a material weakness.

2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

(c)              Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent registered public accounting firm, we have begun to refine our internal procedures in anticipation of implementing segregation of duties.  We are in the process of preparing written documentation of our internal control policies and procedures and intend to complete such documentation by the filing date of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.  This process will include identifying the risks to reliable financial and nonfinancial reporting by us and developing and documenting the nature, timing, and extent of the controls and procedures that we believe are necessary to adequately address these risks.

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

ITEM 11 - EXECUTIVE COMPENSATION

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2008, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address	Nature of Affiliation	Common Stock Ownership	Percentage of Common Stock Ownership (1)

Randall S. Goulding (2)	Chief Executive Officer, President, Chief Financial Officer, & Director	11,399,663	84.4%

Nutmeg Fortuna Fund, LLLP (2) 155 Revere Drive, Suite 10 Northbrook, IL 60062	10% Owner	11,399,663	84.4%

Serge Atlan	5% Owner	725,000	5.4%

Thomas Kirchner	5% Owner	725,000	5.4%

All Officers and Directors as a Group (1 Person) (2)		11,399,663	84.4%

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

(2)
Randall S. Goulding, our sole officer and director and the managing member of the Nutmeg Fortuna Fund, LLLP, exercises voting and/or dispositive power over the securities held by the Nutmeg Fortuna Fund, LLLP.  Consequently, the ownership of the shares held by the Nutmeg Fortuna Fund, LLLP is attributed to Randall S. Goulding.  As a result, although Randall S. Goulding and the Nutmeg Fortuna Fund, LLLP are shown in the table above each to own 84.4% of the outstanding shares of common stock of the Company, in the aggregate they own together 84.4% of the outstanding shares of Common Stock of the Company.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In January of 2007, $100,000 of cash was received from the Melanie S. Altholtz Irrevocable Trust (Altholtz). Melanie S. Altholtz, the beneficiary of the Melanie S. Altholtz Irrevocable Trust, is the daughter of Harvey Altholtz, a director and executive officer of the Company from September 2006 to March 2008.  On the next day, $95,000 was sent for an investment to Nanologix, Inc., for which Randall S. Goulding, the Company’s sole officer and director, previously provided legal services from December 1, 2005 to September 30, 2006. It was a $100,000 investment, but $5,000 was withheld and due to a finder associated with Nanologix, Inc. for a commission. All of this occurred through Hydrogenesis, Inc., the Company’s subsidiary.  Immediately after the transaction, Nanologix, Inc.’s management changed and the relationship between the management teams of the Company and Nanologix, Inc. deteriorated because of differences regarding the direction of the business of Nanologix, Inc. Consequently, all of the parties then agreed to rescind the transaction. It was therefore not mentioned as a subsequent event in the December 31, 2006 financial statements because management considered this to be irrelevant. When the March 31, 2007 financials were prepared, cash had still not been exchanged between the parties to effect the rescission, but there was no indication that the rescission would not occur. On or about June of 2007, the Company came to realize that rescission of this transaction, even though agreed to by all parties previously, was not going to occur, due to a prior shift in power of the management of Nanologix, Inc. and the continuing deterioration of the relationship between the management teams of the Company and Nanologix, Inc.

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

INverso Corp.

Dated: June 30, 2009		/s/ Randall S. Goulding
	By:	Randall S. Goulding
	Its:	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 30, 2009		/s/ Randall S. Goulding
	By:	Randall S. Goulding
	Its:	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, and Director