Form 10-Q/A
period 2008-09-30
INverso Corp
filed 2009-07-02
CIK 1295128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Second Amended Form 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒     No  ☐.

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

INverso Corp.

TABLE OF CONTENTS

Explanatory Note

INverso Corp. has restated its Quarterly Report on Form 10-Q.  This Quarterly Report is for the quarterly period ended September 30, 2008, and was originally filed with the Commission on Form 10-Q on November 14, 2008, and then filed with the Commission on Form 10-Q/A on May 12, 2009.  The purpose of this amended Quarterly Report is to make corrections to the Quarterly Report based on comments received by the Commission.  There are changes made throughout this document, but primarily to the Items entitled Controls and Procedures.

This Second Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2008 amends and restates only those items of the previously filed Quarterly Report on Form 10-Q/A which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the unaudited consolidated financial statements except for those which are required by or result from the effects of the restatement.  Except for the corrections stated herein, no other information contained in our previously filed Form 10-Q/A for the quarter ended September 30, 2008 has been updated or amended.

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

INverso Corp. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
As of September 30, 2008 and June 30, 2008
(Unaudited)

	9/30/2008	6/30/2008

	(Unaudited)	(Audited)

ASSETS
Current assets
Cash	$15,889	$-
Total assets	$15,889	$-

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
	9/30/2008	6/30/2008

	(Unaudited)	(Audited)
Current liabilities
Accounts payable	$7,173	$37,144
Notes payable	-	15,284
Total liabilities	7,173	52,428
Stockholders' equity / (deficit)
Common stock (par 0.000001, 100,000,000 shares authorized, and 47,864,883 issued and outstanding)	48	14
Additional paid in capital	141,601	13,200
Accumulated deficit during the development stage	(128,702)	(65,642)
Subscription receivable	(4,231)	-
Total stockholders' equity / (deficit)	8,716	(52,428)
Total liabilities and stockholders' equity / (deficit)	$15,889	$-

See accompanying notes to the financial statements.

INverso Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Income
For the Periods Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended	Three Months Ended	From May 28, 2004 (Inception) Through

	September 30, 2008	September 30, 2007	September 30, 2008

Revenue:
Fees	$-	$-	$-
Expenses:
Accounting	7,998	4,617	34,137
Consulting	-	-	10,000
Dues and subscriptions	-	27	853
Finance charges	53,075	-	53,075
Legal	1,987	5,112	28,551
Postage	-	-	2
Printing & reproduction	-	-	3
Taxes	-	-	185
	63,060	9,756	126,806
Other income / (expense):
Gain on sale of subsidiary	-	-	4,900
Goodwill impairment	-	-	(6,796)

Total other income / (expense)	-	-	(1,896)

Net Ioss	$(63,060)	$(9,756)	$(128,702)
Weighted average number of common shares outstanding	34,163,931	13,500,000	19,195,803
Basic loss per common share	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to the financial statements.

INverso Corp. & Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity/(Deficit)
For the Period May 28, 2004 (Inception) to September 30, 2008
(Unaudited)

	Common Stock				Additional Paid-in	Shares Held in		Accumulated	Subscription		Total Stockholders'
	Shares		Amount		Capital	Treasury		Deficit	Receivable		Equity/(Deficit)

May 28, 2004 Stock issuance for cash	22,000,000		$22		$78	$-		$	$		$100

Net (loss) May 28, 2004 (inception) to June 30, 2004								(1,244)			(1,244)

Balance, June 30, 2004	22,000,000		22		78	-		(1,244)	-		(1,144)

Net (loss) July 1, 2004 to June 30, 2005								(1,370)			(1,370)

Balance, June 30, 2005	22,000,000		22		78	-		(2,614)	-		(2,514)

Net (loss) July 1, 2005 to June 30, 2006								(500)			(500)

Balance, June 30, 2006	22,000,000		22		78	-		(3,114)	-		(3,014)

Issuance of common stock related to merger on September 25, 2006	11,500,000		12		29,988						30,000

Purchase of treasury shares related to merger on September 25, 2006						16,886					(16,886)

Retirement of treasury shares related to merger on September 25, 2006	(20,000,000)		(20)		(16,866)	(16,886)

Net (loss) July 1, 2006 to June 30, 2007								(31,284)			(31,284)

Balance, June 30, 2007	13,500,000	-	14	-	13,200	-	-	(34,398)	-	-	(21,184)

Net (loss) July 1, 2007to June 30, 2008								(31,244)			(31,244)

Balance, June 30, 2008	13,500,000		14		13,200	-		(65,642)	-		(52,428)

Issuance of common stock related to share exchange agreement on August 5, 2008	19,148,458		19		71,546						71,565

Issuance of common stock for cash and subscription in August and September of 2008	15,216,425		15		56,855				(4,231)		52,639

Net (loss) July 1, 2008 to September 30, 2008								(63,060)			(63,060)

Balance, September 30, 2008	47,864,883		$48		$141,601	$-		$(128,702)	$(4,231)		$8,716

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
Officer, Principal Accounting Officer, and Director