Form 10-Q/A
period 2008-12-31
INverso Corp
filed 2009-07-02
CIK 1295128

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☒ No ☐.

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

INverso Corp.

TABLE OF CONTENTS

Explanatory Note

INverso Corp. has restated its Quarterly Report on Form 10-Q.  This Quarterly Report is for the quarterly period ended December 31, 2008, and was originally filed with the Commission on Form 10-Q on February 13, 2009, and then filed with the Commission on Form 10-Q/A on May 12, 2009.  The purpose of this amended Quarterly Report is to make corrections to the Quarterly Report based on comments received by the Commission.  There are changes made throughout this document, but primarily to the Items entitled Controls and Procedures and Exhibits.

This Second Amended Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2008 amends and restates only those items of the previously filed Quarterly Report on Form 10-Q/A which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the unaudited consolidated financial statements except for those which are required by or result from the effects of the restatement.  Except for the corrections stated herein, no other information contained in our previously filed Form 10-Q/A for the quarter ended December 31, 2008 has been updated or amended.

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

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5	Other Information

There have been no events that are required to be reported under this Item.

ITEM 6	Exhibits

3.1 (1)	Certificate of Incorporation

3.2 (1)	Bylaws

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November1, 2004.

(2)	Incorporated by reference from our Registration Statement on Form 10-SB, filed with the Commission onAugust 10, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INverso Corp.

Dated: June 30, 2009		/s/ Randall S. Goulding
	By:	Randall S. Goulding
Chief Executive Officer, President, Chief Financial
Officer, Principal Accounting Officer, and Director