Form 10-Q/A
period 2009-03-31
INverso Corp
filed 2009-07-02
CIK 1295128

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

INverso Corp.

TABLE OF CONTENTS

Explanatory Note

INverso Corp. has restated its Quarterly Report on Form 10-Q.  This Quarterly Report is for the quarterly period ended March 31, 2009, and was originally filed with the Commission on Form 10-Q on May 15, 2009.  The purpose of this amended Quarterly Report is to make corrections to the Quarterly Report based on comments received by the Commission.  There are changes made throughout this document, but primarily to the Items entitled Controls and Procedures.

This First Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009 amends and restates only those items of the previously filed Quarterly Report on Form 10-Q which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the unaudited consolidated financial statements except for those which are required by or result from the effects of the restatement.  Except for the corrections stated herein, no other information contained in our previously filed Form 10-Q for the quarter ended March 31, 2009 has been updated or amended.

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

ITEM 1         Financial Statements

INverso Corp. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
As of March 31, 2009 and June 30, 2008
(Unaudited)

ASSETS
	3/31/2009	6/30/2008
	(Unaudited)	(Audited)

Current assets
Cash	$2,594	$-

Total assets	$2,594	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
	3/31/2009	6/30/2008
	(Unaudited)	(Audited)
Current liabilities
Accounts payable	$1,853	$37,144
Notes payable	18,000	15,284

Total liabilities	19,853	52,428

Stockholders' deficit
Common stock (par 0.000001, 100,000,000 shares authorized, and 47,864,883 issued and outstanding)	48	14
Additional paid in capital	141,601	13,200
Accumulated deficit during the development stage	(154,677)	(65,642)
Subscription receivable	(4,231)	-

Total stockholders' deficit	(17,259)	(52,428)

Total liabilities and stockholders' deficit	$2,594	$-

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

INverso Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity/(Deficit)
For the Period May 28, 2004 (Inception) to March 31, 2009
(Unaudited)

							Total
	Common Stock		Additional	Shares			Stockholders'
			Paid-in	Held in	Accumulated	Subscription	Equity/
	Shares	Amount	Capital	Treasury	Deficit	Receivable	(Deficit)

May 28, 2004
Stock issuance for cash	22,000,000	$22	$78	$-	$	$	$100

Net (loss)
May 28, 2004 (inception) to June 30, 2004					(1,244)		(1,244)

Balance, June 30, 2004	22,000,000	22	78	-	(1,244)	-	(1,144)

Net (loss)
July 1, 2004 to June 30, 2005					(1,370)		(1,370)

Balance, June 30, 2005	22,000,000	22	78	-	(2,614)	-	(2,514)

Net (loss)
July 1, 2005 to June 30, 2006					(500)		(500)

Balance, June 30, 2006	22,000,000	22	78	-	(3,114)	-	(3,014)

Issuance of common stock related to merger on September 25, 2006	11,500,000	12	29,988				30,000

Purchase of treasury shares related to merger on September 25, 2006				16,886			(16,886)

Retirement of treasury shares related to merger on September 25, 2006	(20,000,000)	(20)	(16,866)	(16,886)

Net (loss) July 1, 2006 to June 30, 2007					(31,284)		(31,284)

Balance, June 30, 2007	13,500,000	14	13,200	-	(34,398)	-	(21,184)

Net (loss) July 1, 2007 to June 30, 2008					(31,244)		(31,244)

Balance, June 30, 2008	13,500,000	14	13,200	-	(65,642)	-	(52,428)

Issuance of common stock related to share exchange agreement on August 5, 2008	19,148,458	19	71,546				71,565

Issuance of common stock for cash and subscription in August and September of 2008	15,216,425	15	56,855			(4,231)	52,639

Net (loss) July 1, 2008 to March 31, 2009					(89,035)		(89,035)

Balance, March 31, 2009	47,864,883	$48	$141,601	$-	$(154,677)	$(4,231)	$(17,259)

See accompanying notes to the financial statements.

INverso Corp. and Subsidiary
Notes to Financial Statements

1.	Description of Business

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