Form 10-K
period 2009-06-30
INverso Corp
filed 2009-10-13
CIK 1295128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number: 000-50898

INverso Corp.
(Exact name of registrant as specified in its charter)

Delaware	34-1996527
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1362 Springfield Church Road
Jackson Center, PA	16133
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     (814) 786-8849

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☒.

The aggregate market value of shares of voting common stock held by non-affiliates of the Registrant is approximately $zero on June 30, 2009.  There were 47,864,883 shares of the Registrant’s common stock outstanding as of June 30, 2009.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐   No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of October 9, 2009, there were 49,232,890 shares of common stock, no par value, issued and outstanding.

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

INVERSO CORP.

TABLE OF CONTENTS

PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Corporate History

We were incorporated on May 28, 2004 in the State of Delaware to engage in any lawful activity under the laws of Delaware. Due to an error in the transmission of the incorporation documents, the actual incorporation in Delaware occurred on October 6, 2004. Between these two dates we operated as a de facto corporation.

We have filed a registration statement on a voluntary basis, pursuant to section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”), in order to ensure that public information is readily accessible to all shareholders and potential investors, and to increase our access to financial markets.

License Agreements

On September 28, 2009, we entered into two separate License Agreements (the “License Agreements”).  One License Agreement was entered into with Altman Enterprises, LLC, wherein we obtained the exclusive right to use two U.S. provisional patent-pending applications for technologies used in the treatment of auto-immune diseases, and the other License Agreement was entered into with Marv Enterprises, LLC, wherein we obtained the exclusive right to use two U.S. provisional patent-pending applications for technologies used for treatment of blood borne carcinomas and sequential extracorporeal treatment of blood.  We started developing a business around these two licenses immediately.  Prior to September 28, 2009, we were a “blank check” company, also often referred to as a “shell” company.

Overview

We are a research-based company that discovers and develops medical treatments for humans.

With medical treatments in development across 3 therapeutic areas, we intend to help to treat some of the most common and most challenging conditions of our time.  The medications and/or procedures we are currently developing are in central nervous system disorders; infectious diseases; and oncology.

Our medical treatments in development are as follows:

Central Nervous System Disorders

Feldetrex™

Feldetrex™ is a treatment for decreasing the morbidity of Multiple Sclerosis patients.  Multiple Sclerosis is a chronic, progressive illness that affects the nerves in the brain, spinal cord, and other parts of the central nervous system.  Multiple Sclerosis affects over 400,000 people in the United States and may affect 2.5 million people worldwide. The licensor under our License Agreements has two pending provisional patent applications with variations featuring oral and/or possibly transdermal medication applications.  Feldetrex™ is a proprietary combination of generic medications that may decrease the symptomatology of fatigue, gait difficulty, depression, and incontinence in patients with Multiple Sclerosis.  We believe that Feldetrex™ has its favorable mechanism of action through a manipulation of brain neurotransmitters, which we believe occurs in a nontoxic manner due to the relatively low doses of the composite compounds.  We intend to compare the efficacy of Feldetrex™ to the standard injectible medications currently utilized to treat Multiple Sclerosis, such as Betaseron (Interferon beta-1b), Avonex (Interferon beta-1a), and Copaxone (Glatiramer acetate).  Additionally, we plan on utilizing Feldetrex™ in peer reviewed medical studies at major medical centers to ascertain the efficacy of Feldetrex™ in symbiotically increasing the efficacy of the standard FDA approved Multiple Sclerosis injection drugs.

Feldetrex™ Development Plans

We have received a verbal commitment from a leading physician on staff at the University of Pittsburgh Medical Center-Pittsburgh (UPMC-Pittsburgh) to conduct an evaluation of Feldetrex™ sometime in 2010.  UPMC is the largest hospital complex in western Pennsylvania.  The proposed trial period will be just 90 days, followed by an evaluation of the adequacy of this period for a complete study normally demanded by the medical community.  In addition, preliminary contact has been made with the Robert Packer Hospital in Sayre, PA to conduct a parallel study.  This hospital is listed as being in the top 100 largest hospitals in the country.

In order for any medication to have potential in Europe, parallel tests must be conducted there. To that end, we have been in contact with the Center for New Medication Testing and Development at the University of Warwick in England.

At the conclusion of the anticipated successful clinical trials for Feldetrex™, we plan to publish the results in established medical journals and subsequently contact the large pharmaceutical firms for a possible sale of the rights to manufacture and distribute Feldetrex™.

Infectious Diseases

The licensor under our License Agreements has filed a provisional patent application for the dialyzation of blood from a patient who is dying from septicemia.  Septicemia is a rapidly fatal condition in which bacteria have infected the bloodstream of a patient.  These patients subsequently suffer from rapid renal failure, encephalopathy, and heart failure unless the septicemia is quickly reversed.  Each year approximately 200,000 Americans die from septicemia.  The traditional treatment of septicemia has been intravenous antibiotics, which have limited efficacy and are highly toxic.

Our method of treatment is to use an extracorporeal methodology of blood dialysis in which the bacteria-infected blood is sterilized through a proprietary methodology of dialyzation in which the blood is placed into contact with antibiotics within the dialysis lumen for a specified period, which subsequently kills the bacterial pathogen with a sequential removal of the antibiotic in order to negate any toxicity to the treated patient. We anticipate that this method could be utilized in place of the standard methodology or could be utilized as an adjunctive treatment for intensive care unit patients.

Development Plans

We plan to prove out the concept in a hospital laboratory within the 2010 calendar year. After proof of concept experimentations, we intend to implement a clinical hospital/doctor test plan for patients using the same contacts developed in the clinical trials described above for Feldetrex™.  We anticipate that these trials will be initiated after successful laboratory testing no earlier than 2010.  Actual trials with patients may continue for up to one year.  We plan to contact the large medical firms, such as Johnson and Johnson, Pfizer, and Eli Lilly, to attempt to sell the rights to use our technology after the anticipated successful clinical trials, beginning as early as mid-to-late 2011.

Oncology

The licensor under our License Agreements is currently developing applications for utilizing a proprietary methodology in which the cancer patient’s blood is utilized to remove metastatic cancer cells. This is accomplished by dialyzing the patient’s blood extra-corporeally, and, through our proprietary methodology, placing the cancer cells in contact with anti-neoplastic agents within the lumen of the dialysis apparatus.  We believe this extra-corporeal methodology for cancer treatment has an enormous potentiality for decreasing the side effects of chemotherapy and irradiation treatment in cancer patients.  Our methodology may also increase the efficacy of cancer treatment by allowing for much higher dosages of anti-neoplastic agents to be used through this extra-corporeal methodology.  Because this method completely avoids exposure of the patient’s corpus to these anti-cancer agents, we believe dosages that cannot be normally tolerated can now be utilized in fighting the cancer.

Development Plans

We intend to initiate laboratory tests to prove our cancer-fighting technology throughout the 2010 calendar year.  We plan to undertake additional studies at a university/hospital during 2010 and 2011.  We estimate the cost for each of these studies to be between $300,000 and $500,000, including actual testing with cancer patients.  At the anticipated successful conclusion of these studies, we plan to contact the large pharmaceutical/medical devices firms, such as Johnson & Johnson, Boston Scientific, Medtronics, Pfizer, and E. I. Lilly, to attempt to negotiate a partnership and/or sale of the technology.

Research and Development

Innovation by our research and development operations is very important to our success.  Our goal is to discover, develop and bring to market innovative products and treatments that address major unmet medical needs, including initially, Multiple Sclerosis, Septicemia, and Cancer.  We expect this goal to be supported by substantial research and development investments.

We conduct research internally and may also through contracts with third parties, through collaborations with universities and biotechnology companies and in cooperation with pharmaceutical firms.  We may also seek out promising compounds and innovative technologies developed by third parties to incorporate into our discovery or development processes or projects, as well as our future product lines, through acquisition, licensing or other arrangements.

In addition to discovering and developing new products and treatments, we expect our research operations to add value to our existing products in development by improving their effectiveness and by discovering new uses for them.

Marketing

We intend to seek a partnership with and/or sale of our products/technologies to large pharmaceutical and/or medical devices firms.  These firms have the ability to effectively promote our products to healthcare providers and patients.  Through their marketing organizations, they can explain the approved uses, benefits and risks of our products to healthcare providers, such as doctors, nurse practitioners, physician assistants, pharmacists, hospitals, Pharmacy Benefit Managers (PBMs), Managed Care Organizations (MCOs), employers and government agencies.  They also market directly to consumers in the U.S. through direct-to-consumer advertising that communicates the approved uses, benefits, and risks of our products while continuing to motivate people to have meaningful conversations with their doctors.  In addition, they sponsor general advertising to educate the public on disease awareness, important public health issues, and patient assistance programs.

The large pharmaceutical/medical devices firms principally sell their products to wholesalers, but they also sell directly to retailers, hospitals, clinics, government agencies and pharmacies and also work with MCOs, PBMs, employers and other appropriate healthcare providers to assist them with disease management, patient education and other tools that help their medical treatment routines.

Patents and Intellectual Property Rights

Two of our shareholders, Marv Enterprises, LLC and Altman Enterprises, LLC, have filed provisional applications for four patents, two in the area of cancer and sepsis and two in the area of multiple sclerosis.  If granted, we expect these patents to cover the medical treatments discussed above for Multiple Sclerosis, Blood Sepsis, and Cancer.  Marv and Altman have licensed these technologies to us pursuant to the terms of the License Agreements.

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained.  The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

Altman Enterprises, LLC has also received a trademark for the Feldetrex mark, and has also licensed this to us pursuant to the terms of the License Agreements.

We expect our patent and related rights to be of material importance to our business.

Competition

Our business is conducted in an intensely competitive and often highly regulated market.  Our treatments face competition in the form of branded drugs, generic drugs and the currently practiced treatments for Multiple Sclerosis, Blood Sepsis, and Cancer.  The principal forms of competition include efficacy, safety, ease of use, and cost effectiveness.  Where possible, companies compete on the basis of the unique features of their products, such as greater efficacy, better patient ease of use or fewer side effects.  A lower overall cost of therapy is also an important factor.  Products that demonstrate fewer therapeutic advantages must compete for inclusion based primarily on price.  Though the means of competition vary among product categories, demonstrating the value of our medications and procedures will be a critical factor for our success.

Our competitors include large worldwide research-based drug companies, smaller research companies with more limited therapeutic focus, and generic drug manufacturers.  We compete with other companies that manufacture and sell products that treat similar diseases as our major medications and procedures.

Environment

Our business may be subject to a variety of federal, state and local environmental protection measures.  We intend to comply in all material respects with applicable environmental laws and regulations.

Regulation

We expect our business to be subject to varying degrees of governmental regulation in the United States and any other countries in which our operations are conducted.  In the United States, regulation by various federal and state agencies has long been focused primarily on product safety, efficacy, manufacturing, advertising, labeling and safety reporting.  The exercise of broad regulatory powers by the FDA continues to result in increases in the amounts of testing and documentation required for FDA clearance of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends are also evident in major markets outside of the United States.

The regulatory agencies under whose purview we intend to operate have administrative powers that may subject us to such actions as product withdrawals, recalls, seizure of products and other civil and criminal sanctions.

Employees

As of the date of this Annual Report, we do not have any employees.  All services to date have been performed by our officers and directors.

ITEM 1A – RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.  However, because this is our first Annual Report following the acquisition of new technologies pursuant to the License Agreements, we have elected to include Risk Factors.

Any investment in our common stock involves a high degree of risk.  You should consider carefully the following information, together with the other information contained in this Annual Report, before you decide to buy our common stock.  If any of the following events actually occurs, our business, financial condition or results of operations would likely suffer.  In this case, the market price, if any, of our common stock could decline, and you could lose all or part of your investment in our common stock.

We face risks in completing the research for our products and eventually bringing them to market. The following risks are material risks that we face.  If any of these risks occur, our business, our ability to achieve revenues, our operating results and our financial condition could be seriously harmed.

RISKS RELATED TO OUR BUSINESS

We have a limited operating history and our financial results are uncertain.

We have a limited history and face many of the risks inherent to a new business.  As a result of our limited operating history, it is difficult to accurately forecast our potential revenue.  Our revenue and income potential is unproven and our business model is still emerging.  Therefore, there can be no assurance that we will provide a return on investment in the future.  An investor in our common stock must consider the challenges, risks and uncertainties frequently encountered in the establishment of new technologies and products in emerging markets and evolving industries.  These challenges include our ability to:

•	execute our business model;
•	create brand recognition;
•	manage growth in our operations;
•	create a customer base in a cost-effective manner;
•	retain customers;
•	access additional capital when required; and
•	attract and retain key personnel.

There can be no assurance that our business model will be successful or that it will successfully address these and other challenges, risks and uncertainties.

We will need additional funding in the future, and if we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our product development programs, commercial efforts, or sales efforts.

Developing products, conducting clinical trials, seeking approvals for such products from regulatory authorities, establishing manufacturing capabilities and marketing developed products is costly.  We may need to raise substantial additional capital in the future in order to execute our business plan and fund the development and commercialization of our product candidates.

We may need to finance future cash needs through public or private equity offerings, debt financings or strategic collaboration and licensing arrangements.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants and may result in high interest expense.  If we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products, technologies or our development projects or to grant licenses on terms that are not favorable to us.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts of our operations.  We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital.

We do not own our technologies.

Our current technologies were acquired pursuant to the terms of the License Agreements.  As consideration for the two licenses, we agreed to (i) issue to each of Altman Enterprises, LLC and Marv Enterprises, LLC 1,234,074 and 617,037 shares, respectively, of a new series of preferred stock, to be known as Series A Convertible Preferred Stock (the “Preferred Stock”), (b) pay a royalty of five percent (5%) of any sales of products using the technology, with no minimum royalty, and (c) reimburse the licensor for any costs already incurred in obtaining the patents, and prepay licensor for any costs to be incurred for maintaining or obtaining new intellectual property, in the U.S. and in extending the intellectual property to other countries around the world.  Licensor shall have sole discretion to select other countries into which the patents may be extended, and if we decline to pay those expenses, then licensor may pay said expenses and will own the rights to that particular country.  Finally, we have agreed that we will stay current with our filings obligations under the Securities Exchange Act of 1934 and will not pay any compensation to officers, directors, managers or consultants unless and until such filings are current.

We may fail to deliver commercially successful new products and treatments.

The development of commercially viable new products as well as the development of additional uses for existing products is critical to our ability to generate sales and/or sell the rights to manufacture and distribute our products to another firm.  Developing new products is a costly, lengthy and uncertain process.  A new product candidate can fail at any stage of the process, and one or more late-stage product candidates could fail to receive regulatory approval.

New product candidates may appear promising in development but, after significant investment, fail to reach the market or have only limited commercial success.  This, for example, could be as a result of efficacy or safety concerns, inability to obtain necessary regulatory approvals, difficulty or excessive costs to manufacture, erosion of patent term as a result of a lengthy development period, infringement of patents or other intellectual property rights of others or inability to differentiate the product adequately from those with which it competes.

The commercialization of products under development may not be profitable.

In order for the commercialization of our product candidates to be profitable, our products must be cost-effective and economical to manufacture on a commercial scale.  Furthermore, if our products do not achieve market acceptance, we may not be profitable.  Subject to regulatory approval, we expect to incur significant development, sales, marketing and manufacturing expenses in connection with the commercialization of our new product candidates.  Even if we receive additional financing, we may not be able to complete planned clinical trials and the development, manufacturing and marketing of any or all of our product candidates.  Our future profitability may depend on many factors, including, but not limited to:

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the costs of establishing sales, marketing and distribution capabilities; and
•	the effect of competing technological and market developments.

Even if we receive regulatory approval for our product candidates, we may not ever earn significant revenues from such product candidates.  With respect to the products in our development pipeline that are being developed by or in close conjunction with third parties, our ability to generate revenues from such products will depend in large part on the efforts of such third parties.  To the extent that we are not successful in commercializing our product candidates, our product revenues will suffer, we will incur significant additional losses and the price of our common stock will be negatively affected.

We may engage in strategic transactions that fail to enhance stockholder value.

From time to time, we may consider possible strategic transactions, including the potential acquisitions or licensing of products or technologies or acquisition of companies, and other alternatives with the goal of maximizing stockholder value.  We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, implementation of such transactions may impair stockholder value or otherwise adversely affect our business.  Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.

Our business is heavily regulated by governmental authorities, and failure to comply with such regulation or changes in such regulations could negatively impact our financial results.

We must comply with a broad range of regulatory controls on the testing, approval, manufacturing and marketing of our products and other treatments, particularly in the United States and countries of the European Union, that affect not only the cost of product development but also the time required to reach the market and the uncertainty of successfully doing so.  Health authorities have increased their focus on safety when assessing the benefit risk/balance of drugs in the context of not only initial product approval but also in the context of approval of additional indications and review of information regarding marketed products.  Stricter regulatory controls also heighten the risk of changes in product profile or withdrawal by regulators on the basis of post-approval concerns over product safety, which could reduce revenues and can result in product recalls and product liability lawsuits.  There is also greater regulatory scrutiny, especially in the United States, on advertising and promotion and in particular on direct-to-consumer advertising.

We may not be able to gain or sustain market acceptance for our services and products.

Failure to establish a brand and presence in the marketplace on a timely basis could adversely affect our financial condition and results of operations.  Moreover, there can be no assurance that we will successfully complete our development and introduction of new products or product enhancements or that any such products will achieve acceptance in the marketplace.  We may also fail to develop and deploy new products and product enhancements on a timely basis.

The market for products and services in the pharmaceuticals industry is highly competitive, and we may not be able to compete successfully.

We intend to operate in highly competitive markets.  We will likely face competition both from proprietary products of large international manufacturers and producers of generic pharmaceuticals.  Most of the competitors in the industry have longer operating histories and significantly greater financial, technical, marketing and other resources than us, and may be able to respond more quickly than we can to new or changing opportunities and customer requirements.  Also, many competitors have greater name recognition and more extensive customer bases that they can leverage to gain market share.  Such competitors are able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can.

Significant product innovations, technical advances or the intensification of price competition by competitors could adversely affect our operating results. We cannot predict the timing or impact of competitive products or their potential impact on sales of our products.

If any of our major products were to become subject to a problem such as unplanned loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence or pressure from competitive products, or if a new, more effective treatment should be introduced, the adverse impact on our revenues and operating results could be significant.

The loss of key executives and failure to attract qualified management could limit our growth and negatively impact our results of operations.

We depend highly upon our senior management team, primarily William A. Hartman, certain key consultants, and other members of management.  We will continue to depend on operations management personnel with pharmaceutical and scientific industry experience.  At this time, we do not know of the availability of such experienced management personnel or how much it may cost to attract and retain such personnel.  The loss of the services of any member of senior management or the inability to hire experienced operations management personnel could have a material adverse effect on our financial condition and results of operations.

If physicians and patients do not accept our current or future products, we may be unable to generate significant additional revenue, if any.

The products that we may develop or acquire in the future, may fail to gain market acceptance among physicians, health care payors, patients and the medical community.  Physicians may elect not to recommend these treatments for a variety of reasons, including:

•	timing of market introduction of competitive drugs;

•	lower demonstrated clinical safety and efficacy compared to other drugs;
•	lack of cost-effectiveness;
•	lack of availability of reimbursement from managed care plans and other third-party payors;
•	lack of convenience or ease of administration;
•	prevalence and severity of adverse side effects;
•	other potential advantages of alternative treatment methods; and
•	ineffective marketing and distribution support.

If our products fail to achieve market acceptance, we would not be able to generate significant revenue.

We are exposed to the risk of liability claims, for which we may not have adequate insurance.

Since we participate in the pharmaceutical industry, we may be subject to liability claims by employees, customers, end users and third parties.  We intend to have proper insurance in place; however, there can be no assurance that any liability insurance we have or purchase will be adequate to cover claims asserted against us or that we will be able to maintain such insurance in the future.  We intend to adopt or have adopted prudent risk management programs to reduce these risks and potential liabilities; however, there can be no assurance that such programs, if and when adopted, will fully protect us.  Adverse rulings in any legal matters, proceedings and other matters could have a material adverse effect on our business.

Pre-clinical and clinical trials are conducted during the development of potential products and other treatments to determine their safety and efficacy for use by humans.  Notwithstanding these efforts, when our treatments are introduced into the marketplace, unanticipated side effects may become evident.  Manufacturing, marketing, selling and testing our products under development or to be acquired or licensed, entails a risk of product liability claims.  We could be subject to product liability claims in the event that our products or products under development fail to perform as intended.  Even unsuccessful claims could result in the expenditure of funds in litigation and the diversion of management time and resources, and could damage our reputation and impair the marketability of our products.  While we plan to maintain liability insurance for product liability claims, we may not be able to maintain such insurance at a commercially reasonable cost.  If a successful claim were made against us, and the amount of insurance was inadequate to cover the costs of defending against or paying such a claim or the damages payable by us, we would experience a material adverse effect on our business, financial condition and results of operations.

Other companies may claim that we have infringed upon their intellectual property or proprietary rights.

We do not believe that our products or processes violate third-party intellectual property rights.  Nevertheless, we cannot guarantee that claims relating to violation of such rights will not be asserted by third parties.  If any of our products or processes are found to violate third-party intellectual property rights, we may be required to re-engineer or cause to be re-engineered one or more of those products or processes, or seek to obtain licenses from third parties to continue offering our products or processes without substantial re-engineering, and such efforts may not be successful.

In addition, future patents may be issued to third parties upon which our technology may infringe.  We may incur substantial costs in defending against claims under any such patents.  Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which effectively could block our ability to further develop or commercialize some or all of our products in the United States or abroad, and could result in the award of substantial damages against us.  In the event of a claim of infringement, we may be required to obtain one or more licenses from third parties.  There can be no assurance that we will be able to obtain such licenses at a reasonable cost, if at all.  Defense of any lawsuit or failure to obtain any such license could be costly and have a material adverse effect on our business.

Our success depends on our ability to protect our proprietary technology.

Our success depends, to a significant degree, upon the protection of our proprietary technology, and that of any licensors.  Legal fees and other expenses necessary to obtain and maintain appropriate patent protection could be material.  Insufficient funding may inhibit our ability to obtain and maintain such protection.  Additionally, if we must resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, and could involve a high degree of risk to our proprietary rights if we are unsuccessful in, or cannot afford to pursue, such proceedings.

We have filed provisional patent applications covering technologies pertaining to the treatments of Multiple Sclerosis, Blood Sepsis, and Cancer.  Because the patent positions of pharmaceutical and biotechnology companies are highly uncertain and involve complex legal and factual questions, any future patents owned and licensed by us may not prevent other companies from developing competing products or ensure that others will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties.  Furthermore, to the extent that: (i) any of our future products or methods are not patentable; (ii) such products or methods infringe upon the patents of third parties; or (iii) our patents or future patents fail to give us an exclusive position in the subject matter to which such patents relate, we will be adversely affected.  We may be unable to avoid infringement of third-party patents and may have to obtain a license, or defend an infringement action and challenge the validity of such patents in court.  A license may be unavailable on terms and conditions acceptable to us, if at all.  Patent litigation is costly and time consuming, and we may be unable to prevail in any such patent litigation or devote sufficient resources to even pursue such litigation.  If we do not obtain a license under such patents, are found liable for infringement and are not able to have such patents declared invalid, we may be liable for significant monetary damages, encounter significant delays in bringing products to market or may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses.

We may also rely on trade secrets and contract law to protect certain of our proprietary technology.  There can be no assurance that any such contract will not be breached, or that if breached, will have adequate remedies.  Furthermore, there can be no assurance that any of our trade secrets will not become known or independently discovered by third parties.

Additionally, we may, from time to time, support and collaborate in research conducted by universities and governmental research organizations.  There can be no assurance that we will have or be able to acquire exclusive rights to the inventions or technical information derived from such collaborations, or that disputes will not arise with respect to rights in derivative or related research programs conducted by us or such collaborators.

Our future growth may be inhibited by the failure to implement new technologies.

Our future growth is partially tied to our ability to improve our knowledge and implementation of pharmaceutical technologies.  The inability to successfully implement commercially viable pharmaceutical technologies in response to market conditions in a manner that is responsive to our customers’ requirements could have a material adverse effect on our business.

RISKS RELATED TO OUR COMMON STOCK

There is no public trading market for our common stock, which may impede your ability to sell our shares.

Currently, there is no trading market for our common stock, and there can be no assurance that such a market will commence in the future.  There can be no assurance that an investor will be able to liquidate his or her investment without considerable delay, if at all.  If a trading market does commence, the price may be highly volatile.  Factors discussed herein may have a significant impact on the market price of our shares.  Moreover, due to the relatively low price of our securities, many brokerage firms may not effect transactions in our common stock if a market is established.  Rules enacted by the SEC increase the likelihood that most brokerage firms will not participate in a potential future market for our common stock.  Those rules require, as a condition to brokers effecting transactions in certain defined securities (unless such transaction is subject to one or more exemptions), that the broker obtain from its customer or client a written representation concerning the customer’s financial situation, investment experience and investment objectives.  Compliance with these procedures tends to discourage most brokerage firms from participating in the market for certain low-priced securities.

We intend to apply to list our common stock for trading on the “Over-the-Counter Bulletin Board,” which may make it more difficult for investors to resell their shares due to suitability requirements.

We intend to apply to list our common stock for trading on the Over the Counter Bulletin Board (OTCBB).  Broker-dealers often decline to trade in OTCBB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares.  This could cause our stock price to decline.

If we are unable to pay the costs associated with being a public, reporting company, we may not be able to commence and/or continue trading on the Over the Counter Bulletin Board and/or we may be forced to discontinue operations.

We intend to apply to list our common stock for trading on the OTCBB.  We expect to have significant costs associated with being a public, reporting company, which may raise substantial doubt about our ability to commence and/or continue trading on the OTCBB and/or continue as a going concern.  Our ability to commence and/or continue trading on the OTCBB and/or continue as a going concern will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing.  If we are unable to achieve the necessary product sales or raise or obtain needed funding to cover the costs of operating as a public, reporting company, our common stock may be deleted from the OTCBB and/or we may be forced to discontinue operations.

Our principal stockholders have the ability to exert significant control in matters requiring stockholder approval and could delay, deter, or prevent a change in control of our company.

William A. Hartman, Marv Enterprises, LLC, and Altman Enterprises, LLC, collectively own 100% of our outstanding Series A Convertible Preferred Stock, or 3,702,222 shares.  The shares of our preferred stock common stock have 100 votes per share, giving these three shareholders the vast majority of our current voting securities.  As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares.  Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated.  Because the influence by these shareholders could result in management making decisions that are in the best interest of those shareholders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.  Investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any dividends in the foreseeable future.  We do not plan on making any cash distributions in the manner of a dividend or otherwise.  Our Board presently intends to follow a policy of retaining earnings, if any.

We have the right to issue additional common stock and preferred stock without consent of stockholders.  This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

We have additional authorized but unissued shares of our common stock that may be issued by us for any purpose without the consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors.  Our certificate of incorporation has authorized issuance of up to 20,000,000 shares of preferred stock in the discretion of our Board.  The shares of authorized but undesignated preferred stock may be issued upon filing of an amended certificate of incorporation and the payment of required fees; no further stockholder action is required.  If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock.  Such terms could include, among others, preferences as to dividends and distributions on liquidation.

Our common stock is governed under The Securities Enforcement and Penny Stock Reform Act of 1990.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Annual Report, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” that are based on our management’s beliefs and assumptions and on information currently available to our management.  Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation, and the effects of competition.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions.  These statements are only predictions and involve known and unknown risks and uncertainties, including the risks outlined under “Risk Factors” and elsewhere in this Annual Report.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement.  We are not under any duty to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results, unless required by law.

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

ITEM 2 – PROPERTIES

We lease our principal executive and administrative offices located at 1362 Springfield Church Road, Jackson Center, PA 16133.  Our office space is approximately 1,000 square feet and the lease is for a period of five (5) years, terminating in November 2014, at a rate of $2,000 per month.

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

None of our common stock is subject to outstanding options or warrants to purchase, or securities convertible into, common stock.  None of our stock can be sold pursuant to Rule 144, and we have not agreed to register any of our common stock under the Securities Act for sale by security holders, and none is or proposed to be publicly offered.

As we do not have any employees, we do not intend to issue securities under equity compensation plans and will not register any securities pursuant to such a plan prior to consummating a business transaction.

Holders

As of October 9, 2009, there were 49,232,890 shares of our common stock issued and outstanding and held by 15 holders of record.

Recent Issuance of Unregistered Securities

Common Stock

On October 2, 2009, we entered into a Securities Purchase Agreement with Bonnie L. Hartman, one of our officers and directors.  Under the terms of the agreement, we agreed to issue 500,000 shares of our common stock to her, and 2,000,000 shares to Heidi H. Carl, or her assigns, also an officer and director, in exchange for $10,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited.

Preferred Stock

On September 28, 2009, pursuant to the terms of two License Agreements entered into with Altman Enterprises, LLC and Marv Enterprises, LLC, we issued to each of Altman and Marv 1,234,074 and 617,037 shares, respectively, of a new series of preferred stock, to be known as Series A Convertible Preferred Stock (the “Preferred Stock”).  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated investors.

On September 28, 2009, we entered into a Securities Purchase Agreement with William A. Hartman wherein, in exchange for accepting an appointment as an officer and director of the company, and for developing a business around the technologies acquired pursuant to the license agreements described above, we agreed to issue to Hartman 1,851,111 shares of Preferred Stock.  The issuance was exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited.

The Preferred Stock is convertible at the option of the holder into our common stock at a ratio of 100 shares of common stock for every one share of Preferred Stock.  The holders of our Preferred Stock also have 100 votes per share of Preferred Stock that they hold.  It also contains protective provisions as follows:

The Company may not take any of the following actions without the approval of a majority of the holders of the outstanding Series A Convertible Preferred Stock:  (i) effect a sale of all or substantially all of the Company’s assets or which results in the holders of the Company’s capital stock prior to the transaction owning less than fifty percent (50%) of the voting power of the Company’s capital stock after the transaction, (ii) alter or change the rights, preferences, or privileges of the Series A Convertible Preferred Stock, (iii) increase or decrease the number of authorized shares of Series A Convertible Preferred Stock, (iv) authorize the issuance of securities having a preference over or on par with the Series A Convertible Preferred Stock, or (v) effectuate a forward or reverse stock split or dividend of the Company’s common stock.  Further, the Company agrees to effectuate a reverse stock split as soon as reasonably possible following the issuance of any shares of Series A Convertible Preferred Stock so as to create enough authorized but unissued common stock to allow for the conversion of the Series A Convertible Preferred Stock.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

As of and for the year ended June 30, 2009, we had no operations or revenues.

License Agreements

On September 28, 2009, we entered into two separate License Agreements (the “License Agreements”).  One License Agreement was entered into with Altman Enterprises, LLC, wherein we obtained the exclusive right to use two U.S. provisional patent-pending applications for technologies used in the treatment of auto-immune diseases, and the other License Agreement was entered into with Marv Enterprises, LLC, wherein we obtained the exclusive right to use two U.S. provisional patent-pending applications for technologies used for treatment of blood borne carcinomas and sequential extracorporeal treatment of blood.  We started developing a business around these two licenses immediately.  Prior to September 28, 2009, we were a “blank check” company, also often referred to as a “shell” company.

Overview

We are a research-based company that discovers and develops medical treatments for humans.

With medical treatments in development across 3 therapeutic areas, we intend to help to treat some of the most common and most challenging conditions of our time.  The medications and/or procedures we are currently developing are in central nervous system disorders; infectious diseases; and oncology.

Results of Operations for the Years Ended June 30, 2009 and 2008

We generated no revenues during the years ended June 30, 2009 and 2008.  We do not expect to immediately have revenues from our new business.

We had expenses of $118,231 for the year ended June 30, 2009, compared to $36,144 for the year ended June 30, 2008, an increase of $82,087 or 227% from the prior period.  The increase in expenses was mainly due to increased legal expenses, which expenses were not present during the prior period.

We had a net loss of $118,231 for the year ended June 30, 2009, compared to a net loss of $31,244 for the year ended June 30, 2008, an increase in net loss of $86,987 or 278% from the prior period.  The increase was attributable to the increase in expenses, as described above.

Liquidity and Capital Resources

We had total assets, consisting solely of current assets of cash and cash equivalents of $2,868 as of June 30, 2009.

We had total liabilities consisting solely of current liabilities of $49,323 as of June 30, 2009, which included $20,789 of accounts payable and $28,534 of notes payable.

We had net cash used in operating activities of $81,810 for the year ended June 30, 2009, which was due to $118,231 of net loss, partially offset by a $52,776 non-cash premium for inactive related party, and a $16,355 decrease in accounts payable.

We had $84,678 of net cash provided by financing activities for the year ended June 30, 2009, which was due to a $13,250 change in short-term notes payable, $52,904 in proceeds from paid in capital, and an $18,490 reduction in accounts payable for shares issued.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 10, 2009, Pollard-Kelley Auditing Services, Inc. (“Pollard”), the independent accountant previously engaged as the principal accountant to audit our financial statements, resigned as auditors for the company.  As Pollard resigned, the decision to change accountants was not approved by the board of directors of the company or by any audit or similar committee thereof.

Pollard’s audit opinion for the last two years contained an audit scope modification due to our uncertainty regarding our ability to continue as a going concern.

During the period from our two most recent fiscal years and the subsequent interim periods thereto preceding the termination date, there were no disagreements with Pollard on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to Pollard’s satisfaction would have caused Pollard to make reference to the subject matter of the disagreements in connection with its report on our financial statements.

On September 3, 2009, our board of directors approved the engagement of Hamilton, PC as our independent registered public accounting firm.  During our 2008 and 2007 fiscal years, and through September 3, 2009, the date on which Hamilton, PC's appointment was approved, neither us nor anyone on our behalf consulted with Hamilton, PC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Hamilton, PC provided to us a written report or oral advice that was an important factor considered by us in reaching a decision as to any accounting, auditing, or factual reporting issue, or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) and (v) respectively, of Regulation S-K, with Hamilton, PC.

ITEM 9A(T) – CONTROLS AND PROCEDURES

Item 9A(T) Controls and Procedures

(a)	Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(T)(b).

(b)	Management Report on Internal Control Over Financial Reporting

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of June 30, 2009, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

2.           We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions.  Although providing this report in this Annual Report is optional for us at this time, written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act.  We were required to provide written documentation of key internal controls over financial reporting beginning with our fiscal year ending June 30, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

(c)	Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to internally improve our processes, develop written policies and procedures, and when our finances allow it, to add personnel to segregate our accounting functions.

(d)	Changes in Internal Control over Financial Reporting

This filing contains our first report on internal control over financial reporting and, therefore, there are no changes to report during our most recently completed fiscal quarter.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed under this Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became a director or executive officer.  Our executive officers are elected annually by the Board of Directors.  The directors serve one year terms until their successors are elected.  The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.  Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

William A. Hartman	68	President, Chief Executive Officer, and Chairman (September 2009)

Bonnie L. Hartman	65	Treasurer, Director (September 2009)

Heidi H. Carl	39	Director or Marketing and Planning, Director (September 2009)

Randall S. Goulding	59	Secretary (2004)

William A. Hartman, age 68, is our President and Chief Executive Officer and a member of our Board of Directors.   From October 2006 to March 2008, Mr. Hartman was the Chief Operating Officer of Nanologix, Inc.  From July 1991 to July 2000, Mr. Hartman was a Director at TRW Automotive.  From 1984 to 1991, Mr. Hartman was Chief Engineer at TRW Automotive and from 1979 to 1984, he was Division Quality Compliance Manager at Ford Motor Company.  At TRW Automotive, Mr. Hartman was one of the auto industry pioneers of the concept of grouping related components into systems and modules and shipping just-in-time to the vehicle assembly plants.  He founded and headed a separate business group within TRW Automotive with plants in the U.S., Mexico and Europe with combined annual sales of $1.3 Billion.  Academic credentials include a BSME degree from Youngstown State University and a MSIA degree (Industrial Administration/Management) from the University of Michigan.

Bonnie L. Hartman, age 65, is our Treasurer and a member of our Board of Directors.  Previously, she was the Secretary and Treasurer for Hartman Associates, LLC from March 2005 to October 2006.  Mrs. Hartman is an alumna of Schoolcraft Community College in Livonia, Michigan and was secretary for 14 years at West Highland Christian Academy.

Heidi H. Carl, age 39, is our Director of Marketing and Planning and a member of our Board of Directors.  From June 2007 to May 2009, Heidi was the Product Development Specialist at General Motors Corporation.  From May 2006 to May 2007, Heidi was the Associate Marketing Manager at Gerneral Motors Corporation.  From May 2003 to May 2006, Heidi was the Marketing Specialist at General Motors Corporation and from May 1999 to May 2003, Heidi was the District Area Parts Manager at General Motors Corporation.  Academic credentials include a BSBA degree from Madonna University and a ASBA degree from Oakland Community College.

Randall S. Goulding, age 59, is an attorney and passed the certified public accountant examination at age 21.  He spent six years with the Internal Revenue Service Audit and Intelligence Divisions, before opening a private tax law practice, focusing on income and estate taxation and planning, securities and litigation.  His litigation experience includes practice before the United States Supreme Court, Illinois Supreme Court, State Court, Federal District Court, the Seventh Circuit Court of Appeals, and the United States Tax Court.  Mr. Goulding received special commendations for his efforts with the Internal Revenue Service, saving the Internal Revenue Service substantial sums for his design of new internal audit and accounting procedures and controls for the Intelligence Division’s Special Operations.  His Internal Revenue Service functions also included television and radio appearances.  Crain’s Chicago Business Magazine featured an article on the “Goulding Report” reflecting consequences of investments in solar and other renewable energy sources.  Mr. Goulding received a business administration degree with a dual major in accounting and finance from the University of Illinois.  He received his J.D. from DePaul Law School.  From 1995 until 2004, Mr. Goulding served as a principal architect of equity investments with Paradigm Group, LLC (“Paradigm”), a Chicago-area investment and financial consulting organization.  He negotiated and structured transactions for Paradigm, its investors and portfolio companies.  Mr. Goulding began The Nutmeg Group in 2003.  Mr. Goulding is very involved with charitable endeavors.  In October 2003, he was voted “Humanitarian of the Millennium” by One Church One Family.  Other notable recipients of the award included Joseph Cardinal Bernadine, Federal Judge Abraham Lincoln Marowitz and most recently, US Senator, Barack Obama.  Mr. Goulding is a personal friend of Father George Clements of the Chicago Diocese, and is a substantial contributor to, One Church One Family.  He has also played a key role in bringing these and other charitable endeavors to the U.S. Virgin Islands.

William A. Hartman and Bonnie L. Hartman are married, and Heidi H. Carl is their daughter.

Other Directorships

None of our officers and directors are directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Audit Committee

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Randall S. Goulding	0	1	1

Board Meetings and Committees

During the fiscal year ended June 30, 2009, the Board of Directors met on a regular basis and took written action on numerous other occasions.  All the members of the Board attended the meetings.  The written actions were by unanimous consent

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Our executive officers and directors do not receive any compensation for their services rendered to us, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with us.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Randall S. Goulding (CEO) (1)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

William A. Hartman (President & CEO) (2)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Bonnie L. Hartman (Treasurer) (2)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Heidi H. Carl (Director) (2)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.  The monies shown in the “option awards” column is the total calculated value for each individual.

(1)	Randall S. Goulding resigned as a director and as our Chief Executive Officer on September 9, 2009. He remains as our Secretary.

(2)	William A. Hartman, Bonnie L. Hartman, and Heidi H. Carl became officers and directors on September 9, 2009.

We have adopted no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

Director Compensation

The following table sets forth director compensation as of June 30, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Randall S. Goulding (1)	-	-	-	-	-	-	-

William A. Hartman (2)	-	-	-	-	-	-	-

Bonnie L. Hartman (2)	-	-	-	-	-	-	-

Heidi H. Carl (2)	-	-	-	-	-	-	-

(1)	Randall S. Goulding resigned as a director on September 9, 2009.

(1)	William A. Hartman, Bonnie L. Hartman, and Heidi H. Carl became officers and directors on September 9, 2009.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 9, 2009, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (10)	Common Stock Ownership	Percentage of Common Stock Ownership (3)	Series A Preferred Stock Ownership	Percentage of Series A Preferred Stock Ownership (7)

William A. Hartman (1)(2)	-	-	1,851,111	50.00%

Bonnie L. Hartman (1)(4)	500,000	1.02%	-	-

Heidi H. Carl (1)(5)	2,000,000	4.06%	-	-

Randall S. Goulding (1)(6)	43,865,411	89.10%	-	-

Altman Enterprises, LLC (8) P.O. Box 1332 Hermitage, PA 16148	-	-	1,234.074	33.33%

Marv Enterprises, LLC (9) P.O. Box 1332 Hermitage, PA 16148	-	-	617,037	16.67%

All Officers and Directors as a Group (4 Persons) (1)(2)(4)(5)(6)	46,365,411	94.18%	1,851,111	50.00%

(1)	Indicates one of our officers or directors.
(2)	William A. Hartman is the spouse of Bonnie L. Hartman, and the father of Heidi H. Carl. Mr. Hartman disclaims ownership of shares held by his spouse and daughter.
(3)
Unless otherwise indicated, based on 49,232,890 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(4)	Bonnie L. Hartman is the spouse of William A. Hartman, and the mother of Heidi H. Carl. Ms. Hartman disclaims ownership of shares held by her spouse and daughter.
(5)	Heidi H. Carl is the daughter of William A. Hartman and Bonnie L. Hartman. Includes 1,000,000 shares held by her minor children, and 500,000 shares held by her spouse.
(6)
Randall S. Goulding normally exercises voting and/or dispositive power over the securities held by the Nutmeg Fortuna Fund, LLLP (13,005,061 shares), Nutmeg Group, LLC (4,260,405 shares), Nutmeg Patriot Fund, LLLP (6,635,912 shares), and the Nutmeg Mercury Fund, LLLP (19,964,033 shares).  Consequently, the ownership of the shares held by the various funds are is attributed to Randall S. Goulding.  However, pursuant to an action brought by the Securities and Exchange Commission against Mr. Goulding and the above-named funds, voting and dispositive power has been placed in the hands of a court-appointed receiver.

(7)
Based on 3,702,222 shares of Series A Convertible Preferred Stock issued and outstanding.  The Preferred Stock is convertible at the option of the holder into our common stock at a ratio of 100 shares of common stock for every one share of Preferred Stock.  The holders of our Preferred Stock also have 100 votes per share of Preferred Stock that they hold.  The Preferred Stock contains certain other protective provisions (see “Recent Sales of Unregistered Securities”).

(8)	No single individual has voting or dispositive control over assets held by Altman Enterprises, LLC.
(9)	No single individual has voting or dispositive control over assets held by Marv Enterprises, LLC.
(10)	Unless otherwise indicated, the address of the shareholder is c/o INverso Corp.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.  There are no classes of stock other than common stock issued or outstanding.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

License Agreements

On September 28, 2009, we entered into two separate License Agreements.  One License Agreement was entered into with Altman Enterprises, LLC, wherein we obtained the exclusive right to use two U.S. provisional patents for technologies used in the treatment of auto-immune diseases, and the other License Agreement was entered into with Marv Enterprises, LLC, wherein we obtained the exclusive right to use two U.S. provisional patents for technologies used for treatment of blood borne carcinomas and sequential extracorporeal treatment of blood.  Authority to execute the License Agreements on behalf of Altman and Marv is vested in Dr. Mitchell Felder.

As consideration for the two licenses, we agreed to (i) issue to each of Altman and Marv 1,234,074 and 617,037 shares, respectively, of a new series of preferred stock, to be known as Series A Convertible Preferred Stock (the “Preferred Stock”), (b) pay a royalty of five percent (5%) of any sales of products using the technology, with no minimum royalty, and (c) reimburse the licensor for any costs already incurred in obtaining the patents, and prepay licensor for any costs to be incurred for maintaining or obtaining new intellectual property, in the U.S. and in extending the intellectual property to other countries around the world.  Licensor shall have sole discretion to select other countries into which the patents may be extended, and if we decline to pay those expenses, then licensor may pay said expenses and will own the rights to that particular country.  Finally, we have agreed that we will stay current with our filings obligations under the Securities Exchange Act of 1934 and will not pay any compensation to officers, directors, managers or consultants unless and until such filings are current.

Securities Purchase Agreements

On September 28, 2009, we entered into a Securities Purchase Agreement with William A. Hartman wherein, in exchange for accepting an appointment as an officer and director of the company, and for developing a business around the technologies acquired pursuant to the license agreements described above, we agreed to issue to Hartman 1,851,111 shares of Preferred Stock.

On October 2, 2009, we entered into a Securities Purchase Agreement with Bonnie L. Hartman, one of our officers and directors.  Under the terms of the agreement, we agreed to issue 500,000 shares of our common stock to her, and 2,000,000 shares to Heidi H. Carl, or her assigns, also an officer and director, in exchange for $10,000.

Historical Transactions

In order to allow us to maintain our liquidity, our director, who is our controlling shareholder, has paid certain expenses related to our operations and has not yet requested reimbursement for these expenses.

Mr. Randall S. Goulding is the managing director of Nutmeg Fortuna Fund, LLLP, Nutmeg Group, LLC, Nutmeg Patriot Fund, LLLP, and the Nutmeg Mercury Fund, LLLP.

Beginning in September of 2006, the Company received $15,284 from The Nutmeg Group, LLC that is currently being treated as a loan.  Randall S. Goulding, the Company’s sole officer and director, is the managing member and sole owner of The Nutmeg Group, LLC.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Restated Fees

During the year ended June 30, 2009, Hamilton, PC and Pollard-Kelly Auditing Services, Inc. billed us $5,000 and $8,000, respectively, in fees for professional services for the audit of our financial statements in our Form 10-K and review of financial statements included in our Form 10-Q’s, as applicable.  During the year ended June 30, 2008, Pollard billed us $8,000 in fees for professional services for the audit and review of our financial statements.

Tax Fees

During the year ended June 30, 2009, Hamilton, PC and Pollard-Kelly Auditing Services, Inc. did not bill us for professional services for tax preparation. During the year ended June 30, 2008, Pollard did not bill for professional services for tax preparation.

All Other Fees

During the year ended June 30, 2009, Hamilton, PC and Pollard-Kelly Auditing Services, Inc. did not bill us any amounts for any other fees.  During the year ended June 30, 2008, Pollard did not bill us any amounts for any other fees.

Of the fees described above for the year ended June 30, 2009, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)     Financial Statements

The following financial statements are filed as part of this report:

(a)(2)     Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)     Exhibits

Refer to (b) below.

(b)           Exhibits

3.1 (1)	Certificate of Incorporation

3.2 (2)	Certificate of Designation of the Rights, Privileges, and Preferences of Series A Convertible Preferred Stock

3.3 (3)	Bylaws

10.1 (2)	License Agreement dated September 28, 2009 with Altman Enterprises, LLC

10.2 (2)	License Agreement dated September 28, 2009 with Marv Enterprises, LLC

10.3 (2)	Securities Purchase Agreement dated September 28, 2009 with William A. Hartman

10.4 (4)	Securities Purchase Agreement dated October 2, 2009 with Bonnie L. Hartman

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November 1, 2004.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on October 2, 2009.
(3)	Incorporated by reference from our Registration Statement on Form 10-SB, filed with the Commission on August 10, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on October 7, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INverso Corp.

Dated: October 12, 2009		/s/ William A. Hartman
	By:	William A. Hartman
	Its:	Chief Executive Officer, President, Principal Accounting Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 12, 2009		/s/ Bonnie L. Hartman
	By:	Bonnie L. Hartman
	Its:	Treasurer and Director

Dated: October 12, 2009		/s/ Heidi H. Carl
	By:	Heidi H. Carl
	Its:	Director

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

19

Hamilton PC

2223 S. Olive St.
Denver, CO  80224
P: (303) 548-8072
F: (888) 466-4216
cpaeah@msn.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
INverso, Corp.
Northbrook, Illinois

We have audited the accompanying balance sheet of INverso, Corp., as of June 30, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INverso, Corp. as of June 30, 2009, and the results of its operations and its cash flows for the year in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that INverso, Corp. will continue as a going concern. As discussed in Note 3 to the financial statements, INverso, Corp. suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
October 12, 2009

INverso Corp. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
As of June 30, 2009 and 2008

ASSETS
	6/30/2009	6/30/2008
Current assets
Cash	$2,868	$-

Total assets	$2,868	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
	6/30/2009	6/30/2008
Current liabilities
Accounts payable	$20,789	$37,144
Notes payable	28,534	15,284

Total liabilities	49,323	52,428

Stockholders' deficit
Common stock (par 0.000001, 100,000,000 shares authorized, and 47,864,883 issued and outstanding)	48	14
Additional paid in capital	141,601	13,200
Accumulated deficit during the development stage	(183,873)	(65,642)
Subscription receivable	(4,231)	-

Total stockholders' deficit	(46,455)	(52,428)

Total liabilities and stockholders' deficit	$2,868	$-

See accompanying notes to financial statements

INverso Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Income
For the Periods Ended June 30, 2009 and 2008

					From May 28,
	Three Months	Three Months	Year	Year	2004 (Inception)
	Ended	Ended	Ended	Ended	Through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Revenue:
Fees	$-	$-	$-	$-	$-

Expenses:
Accounting	2,293	1,110	15,773	14,299	41,912
Consulting	-	-	-	-	10,000
Dues and subscriptions	356	-	961	377	1,814
Premium paid for inactive related party	-	-	52,776	-	52,776
Legal	26,821	12,504	48,661	21,468	75,225
Office expenses	15	-	60	-	65
Taxes	-	-	-	-	185

	29,485	13,614	118,231	36,144	181,977
Other income / (expense):
Gain on sale of subsidiary	-	-	-	4,900	4,900
Goodwill impairment	-	-	-	-	(6,796)

Total other income / (expense)	-	-	-	4,900	(1,896)

Net Ioss	$(29,485)	$(13,614)	$(118,231)	$(31,244)	$(183,873)

Weighted average number of common shares outstanding	47,864,883	13,500,000	44,411,492	13,500,000	23,482,034

Basis loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to financial statements

INverso Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity/(Deficit)
For the Period May 28, 2004 (Inception) to June 30, 2009

							Total
	Common Stock		Additional	Shares			Stockholders'
			Paid-in	Held in	Accumulated	Subscription	Equity/
	Shares	Amount	Capital	Treasury	Deficit	Receivable	(Deficit)

May 28, 2004
Stock issuance for cash	22,000,000	$22	$78	$-	$	$	$100

Net (loss)
May 28, 2004 (inception)
to June 30, 2004					(1,244)		(1,244)

Balance, June 30, 2004	22,000,000	22	78	-	(1,244)	-	(1,144)

Net (loss)
July 1, 2004
to June 30, 2005					(1,370)		(1,370)

Balance, June 30, 2005	22,000,000	22	78	-	(2,614)	-	(2,514)

Net (loss)
July 1, 2005
to June 30, 2006					(500)		(500)

Balance, June 30, 2006	22,000,000	22	78	-	(3,114)	-	(3,014)

Issuance of common stock
related to merger on
September 25, 2006	11,500,000	12	29,988				30,000

Purchase of treasury shares
related to merger on
September 25, 2006				16,886			(16,886)

Retirement of treasury shares
related to merger on
September 25, 2006	(20,000,000)	(20)	(16,866)	(16,886)

Net (loss)
July 1, 2006
to June 30, 2007					(31,284)		(31,284)

Balance, June 30, 2007	13,500,000	14	13,200	-	(34,398)	-	(21,184)

Net (loss)
July 1, 2007
to June 30, 2008					(31,244)		(31,244)

Balance, June 30, 2008	13,500,000	14	13,200	-	(65,642)	-	(52,428)

Issuance of common stock related
to share exchange agreement
on August 5, 2008	19,148,458	19	71,546				71,565

Issuance of common stock for
cash and subscription in
August and September of 2008	15,216,425	15	56,855			(4,231)	52,639

Net (loss)
July 1, 2008
to June 30, 2009					(118,231)		(118,231)

Balance, June 30, 2009	47,864,883	$48	$141,601	$-	$(183,873)	$(4,231)	$(46,455)

See accompanying notes to financial statements

INverso Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Periods Ended June 30, 2009 and 2008

					From May 28,
	Three Months	Three Months	Year	Year	2004 (Inception)
	Ended	Ended	Ended	Ended	Through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
OPERATING ACTIVITIES
Net loss	$(29,485)	$(13,614)	$(118,231)	$(31,244)	$(183,873)

Adjustment to reconcile net loss to net cash used in operations:

Non-cash premium for inactive related party	-	-	52,776	-	52,776
Goodwill impairment	-		-	-	6,796
Change in accounts payable	18,936	13,614	(16,355)	26,388	20,789

Net cash used in operating activities	(10,549)	-	(81,810)	(4,856)	(103,512)

INVESTING ACTIVITIES
Purchase of goodwill related related to merger on 9/25/06	-	-	-	-	(6,796)

FINANCING ACTIVITIES
Change in short-term notes payable	10,534	-	13,250	(16)	28,534
Issuance of common stock	-	-	34	-	48
Proceeds from paid in capital	-	-	52,904	-	82,990
Accounts payable reduction for shares	-	-	18,490	-	18,490
Purchase of treasury shares	-	-	-	-	(16,886)

Net cash provided by financing activities	10,534	-	84,678	(16)	113,176

Net cash increase / (decrease) for the period	(15)	-	2,868	(4,872)	2,868

Cash at the beginning of period	2,883	-	-	4,872	-

Cash at the end of period	$2,868	$-	$2,868	$-	$2,868

See accompanying notes to financial statements

INverso Corp. and Subsidiary
Notes to Financial Statements

1.	Description of Business

The consolidated financial statements include the accounts of INverso Corp. (the “Company”), which is a Delaware corporation and its wholly owned subsidiary, Genesi, Inc. (“Genesi”), which is an Illinois corporation.

As of June 30, 2009, the Company has no inventory, property or equipment.  Additionally, the Company has no revenue or cost of sales.  The expenses incurred as of the date of the audit are the start-up costs of the Company.  Therefore, the Company is considered to be in the development stage.

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

Loss per share

Loss per share is computed by dividing the net income by the weighted average number of common shares outstanding of 47,864,883 for the three months ended June 30, 2009, 13,500,000 for the three months ended June 30, 2008, 44,411,492 for the year ended June 30, 2009, 13,500,000 for the year ended June 30, 2008 and 23,482,034 for the period from May 28, 2004 (inception) through June 30, 2009.  There are no outstanding derivatives as of June 30, 2009 and therefore no adjustment for fully diluted weighted average number of common shares outstanding.

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

Due to the development stage of the Company and since there have been no revenues as of June 30, 2009, there is substantial doubt as to the Company’s ability to continue as a going concern.  In order to meet its upcoming and continuing obligations, additional financing or new revenues will be needed.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

4.	Notes Payable

The Company has received money from investors that have been classified as loans.  One loan was exchanged for common stock as part of the August 6, 2008 private placement.  This loan came from The Nutmeg Group, LLC and its affiliates (“TNG”).  Randall S. Goulding, the former president, and current secretary of INverso, is the managing member of TNG and owns 100% of the LLC.  New loans came in on March 15 and May 11, 2009.  The loans came from William A. Hartman who became the president and director of the Company on September 9, 2009 as well as Mitch Felder, a consultant to the Company.  Both of the balances were $14,267 as of the date of the audit.  It is expected that stock will be issued to settle these loans, but the terms of the investment have not been finalized.  No interest has been paid or accrued.

5.	Related Party Transactions

The Company issued 14,348,946 shares of stock to TNG in exchange for $53,628, made up of cash of $34,113, release of a note payable valued at $15,284, and a subscription receivable of $4,231.  Randall S. Goulding, the former president, and current secretary of INverso, is the managing member of The Nutmeg Group and owns 100% of the LLC.

6.	Significant Transactions

On August 5, 2008, the Company entered into a share exchange agreement with Genesi.  The Company issued 19,148,458 shares, in exchange for 71,565 newly issued shares of Genesi.  The value of the shares was determined to be $71,565, the same price per share as the private placement offering on August 6, 2008.  INverso had owed Genesi $18,490, which was eliminated in the transaction.  A charge of $52,776 was recorded as a result of the transaction and was determined to be a premium paid for inactive related party.  Shortly thereafter, Genesi gave all of its shares of INverso to its three shareholders in exchange for their shares of Genesi.  This made Genesi a 100% subsidiary of the INverso.

On August 6, 2008, the Company did a private placement offering to current shareholders to issue 27,500,000 shares at $0.003737391 for a maximum raise of $102,778.  15,216,425 shares were issued for $56,870.  $37,355 of cash was collected, $15,284 of debt was relieved and $4,231 is still due from an investor as of the date of the audit.

7.	Subsequent Events

Effective September 9, 2009, Randall S. Goulding, the sole officer and director of the Company, resigned from all positions except for Secretary.  Immediately prior to his resignation as a Director, Randall S. Goulding appointed William A. Hartman, Bonnie L. Hartman, and Heidi H. Carl as directors.  Immediately following their appointment as a director, the three new directors appointed William A. Hartman as President and Chief Executive Office, Bonnie L. Hartman as Treasurer, and Heidi H. Carl as Director of Marketing and Planning.

On September 28, 2009, the Company created a new series of Preferred Stock called Series A Convertible Preferred Stock (“PS”).  PS is convertible at the option of the holder into the Company’s common stock at a ratio of 100 shares of common stock for every one share of PS.  The holders of the PS also have 100 votes per share of PS that they hold.  The Company has also agreed to effectuate a reverse stock split following the issuance of any shares of PS so as to create enough authorized but unissued common stock to allow for the conversion of the PS.

7.	Subsequent Events (cont.)

On September 28, 2009, the Company entered into two separate license agreements.  The first was with Altman Enterprises, LLC (“Altman”), wherein the Company obtained the exclusive right to use two U.S. provisional patents for technologies used in the treatment of auto-immune diseases.  The other was with Marv Enterprises, LLC (“Marv”), wherein the Company obtained the exclusive right to use two U.S. provisional patents for technologies used for treatment of blood borne carcinomas and sequential extracorporeal treatment of blood.  In consideration for the licenses, the Company agreed to 1) issue 1,234,074 and 617,037 shares of PS to Altman and Marv respectively, 2) pay a royalty of five percent (5%) of any sales of products using the technology, with no minimum royalty, and 3) reimburse the licensor for any costs already incurred in obtaining the patents, and any costs to be incurred for maintaining or obtaining new intellectual property, in the U.S. and in extending the intellectual property to other countries around the world.

On September 28, 2009, the Company entered into a securities purchase agreement with William A. Hartman wherein, in exchange for accepting an appointment as an officer and director of the company, and for developing a business around the technologies acquired pursuant to the license agreements, the Company agreed to issue to Hartman 1,851,111 shares of PS.