Form 10-Q
period 2009-09-30
INverso Corp
filed 2009-11-23
CIK 1295128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-50898

INverso Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1996527 (I.R.S. Employer Identification No.)

1362 Springfield Church Road Jackson Center, PA (Address of principal executive offices)	16133 (Zip Code)

(814) 786-8849 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒          No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes        ☐        No     ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐      No  ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐ No☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 20, 2009, there were 49,232,890 shares of common stock, no par value, issued and outstanding.

INverso Corp.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	1

ITEM 2	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS.	10

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
	RISK	12

ITEM 4T	CONTROLS AND PROCEDURES	13

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	15

ITEM 1A	RISK FACTORS	15

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	PROCEEDS	15

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

ITEM 5	OTHER INFORMATION	16

ITEM 6	EXHIBITS	16

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

ITEM 1         Financial Statements

INverso Corp. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
As of September 30, 2009 and June 30, 2009
(Unaudited)

ASSETS

	9/30/2009	6/30/2009
	(Unaudited)	(Audited)
Current assets
Cash	$519	$2,868

Total assets	$519	$2,868

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

	9/30/2009	6/30/2009
	(Unaudited)	(Audited)
Current liabilities
Accounts payable	$14,913	$20,789
Patent-related payables	16,955
Notes payable	47,734	28,534

Total liabilities	79,602	49,323

Stockholders' equity / (deficit)
Preferred stock (par 0.001, 20,000,000 shares authorized, and 3,702,222 issued and outstanding)	3,702
Common stock (par 0.000001, 100,000,000 shares authorized, and 46,732,890 issued and outstanding)	47	48
Additional paid in capital	148,478	141,601
Accumulated deficit during the development stage	(231,310)	(183,873)
Subscription receivable		(4,231)

Total stockholders' equity / (deficit)	(79,083)	(46,455)

Total liabilities and stockholders' deficit	$519	$2,868

See accompanying notes to financial statements

INverso Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Income
For the Periods Ended September 30, 2009 and 2008
(Unaudited)

			From May 28,
	Three Months	Three Months	2004 (Inception)
	Ended	Ended	Through
	September 30, 2009	September 30, 2008	September 30, 2009

Revenue:
Fees	$-	$-	$-

Expenses:
Accounting	6,458	7,998	48,370
Consulting	-	-	10,000
Dues and subscriptions	1,605	-	3,419
Premium paid for inactive related party	-	52,776	52,776
Legal	7,610	1,987	82,835
Office expenses	-	-	65
Stock based compensation	7,405	-	7,405
Taxes	-	-	185

	23,078	62,761	205,055
Other income / (expense):
Gain on sale of subsidiary	-	-	4,900
Impairment of intellectual property	(24,359)	-	(24,359)
Goodwill impairment	-	-	(6,796)

Total other income / (expense)	(24,359)	-	(26,255)

Net Ioss	$(47,437)	$(62,761)	$(231,310)

Weighted average shares outstanding
- basic and diluted	47,864,883	34,163,931	24,651,597

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to financial statements

INverso Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity/(Deficit)
For the Period May 28, 2004 (Inception) to September 30, 2009
(Unaudited)

										Total
	Common Stock		Preferred Stock			Additional	Shares			Stockholders'
						Paid-in	Held in	Accumulated	Subscription	Equity/
	Shares	Amount	Shares	Amount		Capital	Treasury	Deficit	Receivable	(Deficit)

May 28, 2004
Stock issuance for cash	22,000,000	$22		$		$78	$-	$	$	$100

Net (loss)
May 28, 2004 (inception) to June 30, 2004								(1,244)		(1,244)

Balance, June 30, 2004	22,000,000	22				78	-	(1,244)	-	(1,144)

Net (loss)
July 1, 2004 to June 30, 2005								(1,370)		(1,370)

Balance, June 30, 2005	22,000,000	22				78	-	(2,614)	-	(2,514)

Net (loss)
July 1, 2005 to June 30, 2006								(500)		(500)

Balance, June 30, 2006	22,000,000	22				78	-	(3,114)	-	(3,014)

Issuance of common stock related to merger on September 25, 2006	11,500,000	12				29,988				30,000

Purchase of treasury shares related to merger on September 25, 2006							16,886			(16,886)

Retirement of treasury shares related to merger on September 25, 2006	(20,000,000)	(20)				(16,866)	(16,886)

Net (loss)
July 1, 2006 to June 30, 2007								(31,284)		(31,284)

Balance, June 30, 2007	13,500,000	14				13,200	-	(34,398)	-	(21,184)

Net (loss)
July 1, 2007 to June 30, 2008								(31,244)		(31,244)

Balance, June 30, 2008	13,500,000	14				13,200	-	(65,642)	-	(52,428)

Issuance of common stock related to share exchange agreement on August 5, 2008	19,148,458	19				71,546				71,565

Issuance of common stock for cash and subscription in August and September of 2008	15,216,425	15				56,855			(4,231)	52,639

Net (loss)
July 1, 2008 to June 30, 2009								(118,231)		(118,231)

Balance, June 30, 2009	47,864,883	48				141,601	-	(183,873)	(4,231)	(46,455)

Issuance of preferred stock for rights to patents and licenses on September 28, 2009			1,851,111		1,851	5,553				7,404

Issuance of preferred stock for services on September 28, 2009			1,851,111		1,851	5,554				7,405

Reduction of common stock for unpaid subscription	(1,131,993)	(1)				(4,230)			4,231	-

Net (loss)
July 1, 2009 to September 30, 2009								(47,437)		(47,437)

Balance, September 30, 2009	46,732,890	$47	3,702,222		$3,702	$148,478	$-	$(231,310)	$-	$(79,083)

See accompanying notes to financial statements

INverso Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Periods Ended September 30, 2009 and 2008
(Unaudited)

			From May 28,
	Three Months	Three Months	2004 (Inception)
	Ended	Ended	Through
	September 30, 2009	September 30, 2008	September 30, 2009
OPERATING ACTIVITIES
Net loss	$(47,437)	$(62,761)	$(231,310)

Adjustment to reconcile net loss to net cash used in operations:

Non-cash preferred stock compensation	7,405	-	7,405
Non-cash premium for inactive related party	-	52,776	52,776
Goodwill impairment	-	-	6,796
Impairment of intellectual property	24,359	-	24,359
Change in accounts payable	(5,876)	(29,971)	14,913

Net cash used in operating activities	(21,549)	(39,956)	(125,061)

INVESTING ACTIVITIES
Purchase of goodwill related related to merger on 9/25/06	-	-	(6,796)

FINANCING ACTIVITIES
Change in short-term notes payable	19,200	(15,284)	47,734
Issuance of common stock	-	34	48
Proceeds from paid in capital	-	52,605	82,990
Accounts payable reduction for shares	-	18,490	18,490
Purchase of treasury shares	-	-	(16,886)

Net cash provided by financing activities	19,200	55,845	132,376

Net cash increase / (decrease) for the period	(2,349)	15,889	519

Cash at the beginning of period	2,868	-	-

Cash at the end of period	$519	$15,889	$519

See accompanying notes to financial statements

INverso Corp. and Subsidiary
Notes to Financial Statements

1.	Description of Business

The consolidated financial statements include the accounts of INverso Corp. (the “Company”), which is a Delaware corporation and its wholly owned subsidiary, Genesi, Inc. (“Genesi”), which is an Illinois corporation.

In the three months ended September 30, 2009, the Company has acquired provisional patents for technologies used in the treatment of auto-immune diseases, blood borne carcinomas and sequential extracorporeal treatment of blood.  However, the Company has no inventory or fixed assets.  Additionally, the Company has no revenue or cost of sales.  The expenses incurred as of the date of the review are the start-up costs of the Company.  Therefore, the Company is considered to be in the development stage.

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

Loss per share

Loss per share is computed by dividing the net income by the weighted average number of common shares outstanding of 47,864,883 for the three months ended September 30, 2009, 34,163,931 for the three months ended September 30, 2008, and 24,651,597 for the period from May 28, 2004 (inception) through September 30, 2009.  The computation of diluted loss per share does not assume the conversion of the preferred shares because that would have an anti-dilutive effect on loss per share.

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

Intangible assets

Intangible assets are initially assessed for impairment upon purchase, with subsequent assessments required annually.  When there is reason to suspect that their values have been diminished or impaired, a write-down is recognized as necessary.

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

Stock Based Compensation

The Company follows Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” and computes fair value based on the estimated value of the shares on the grant date.

3.	Going Concern

Due to the development stage of the Company and since there have been no revenues as of September 30, 2009, there is substantial doubt as to the Company’s ability to continue as a going concern.  In order to meet its upcoming and continuing obligations, additional financing or new revenues will be needed.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

4.	Notes Payable

The Company has received money from investors that have been classified as loans.  One loan was exchanged for common stock as part of the August 6, 2008 private placement.  This loan came from The Nutmeg Group, LLC and its affiliates (“TNG”).  Randall S. Goulding, the former president, and current secretary of INverso, is the managing member of TNG and owns 100% of the LLC.  New loans came in from March of 2009 through the date of the review.  The loans came from William A. Hartman who became the president and director of the Company on September 9, 2009 as well as Mitch Felder, a consultant to the Company.  The balances were $33,467 and $14,267 as of the date of the review.  It is expected that stock will be issued to settle these loans, but some of the terms of the investment have not been finalized.  No interest has been paid or accrued.

5.	Related Party Transactions

The Company issued 14,348,946 shares of stock to TNG in exchange for $53,628, made up of cash of $34,113, release of a note payable valued at $15,284, and a subscription receivable of $4,231.  Randall S. Goulding, the former president, and current secretary of INverso, is the managing member of The Nutmeg Group and owns 100% of the LLC.  The final subscription payment related to these shares was never made.  The Company only issued 13,216,953 shares to TNG to make up the difference.  As of the date of the review, there is no longer a subscription receivable.

On September 28, 2009, the Company entered into a securities purchase agreement with William A. Hartman wherein, in exchange for accepting an appointment as an officer and director of the company, and for developing a business around the technologies acquired pursuant to the license agreements, the Company agreed to issue to Hartman 1,851,111 shares of Series A Convertible Preferred Stock, the terms of which are described in note 6, with an estimated value of $7,405.

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

On August 6, 2008, the Company did a private placement offering to current shareholders to issue 27,500,000 shares at $0.003737391 for a maximum raise of $102,778.  Originally, 15,216,425 shares were set to be issued for $56,870.  $37,355 of cash was collected, $15,284 of debt was relieved and $4,231 was due from an investor.  However, the final subscription payment related to these shares was never made.  The Company therefore adjusted the issuance to only 14,084,432 total shares to make up the difference.  As of the date of the review, there is no longer a subscription receivable.

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

6.	Significant Transactions (cont.)

On September 28, 2009, the Company created a new series of Preferred Stock called Series A Convertible Preferred Stock (“PS”) and designated four million of the twenty million Preferred shares authorized.  At a price of $0.40 per share, each share of PS is convertible at the option of the holder into one warrant.  Each warrant gives the holder the right to purchase 100 shares of the Company’s common stock for $0.40, or $0.004 per share.  The holders of the PS also have 100 votes per share of PS that they hold.  The Company has also agreed to effectuate a reverse stock split following the issuance of any shares of PS so as to create enough authorized but unissued common stock to allow for all of the possible conversions.  The PS has no intrinsic value.  The most recent offering of common stock was at $0.004 per share.  In order to convert the PS into warrants and then into common stock, it would be equivalent to paying $0.008 per share.  Based on the convertibility and voting rights, the Company has estimated that the fair value of the PS is $0.004 per share.

On September 28, 2009, the Company entered into two separate license agreements.  The first was with Altman Enterprises, LLC (“Altman”), wherein the Company obtained the exclusive right to use two U.S. provisional patents for technologies used in the treatment of auto-immune diseases.  The other was with Marv Enterprises, LLC (“Marv”), wherein the Company obtained the exclusive right to use two U.S. provisional patents for technologies used for treatment of blood borne carcinomas and sequential extracorporeal treatment of blood.  In consideration for the licenses, the Company agreed to 1) issue 1,234,074 and 617,037 shares of PS to Altman and Marv respectively, 2) pay a royalty of five percent (5%) of any sales of products using the technology, with no minimum royalty, and 3) reimburse the licensor for any costs already incurred in obtaining the patents, and any costs to be incurred for maintaining or obtaining new intellectual property, in the U.S. and in extending the intellectual property to other countries around the world.  The transaction was valued at $24,359, which is based on the estimated value of the PS, plus the prior patent costs incurred that are reimbursable to Altman and Marv.  An independent valuation was performed on the intellectual property and because of the speculative nature of the asset, it was written down to $0.

7.	Subsequent Events

On October 2, 2009, the Company entered into a securities purchase agreement with Bonnie L. Hartman, an officer and director.  The Company agreed to issue 500,000 shares of common stock to her, and 2,000,000 shares to Heidi H. Carl, also an officer and director, in exchange for a total of $10,000.

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

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Introduction

We generated no revenues during the quarters ended September 30, 2009 and 2008, and have generated no revenues to date. We do not expect to have revenues from our new business until at least 2011. Our operating expenses during the quarter ended September 30, 2009 were lower than during the comparable quarter in the previous year, but only because of an acquisition completed in 2008 that was later unwound. As a result, our net loss for the quarter ended September 30, 2009 was less than our net loss for the same quarter in 2008.

Revenues and Income (Loss) from Operations

Our revenue, operating expenses, other expenses, and net income (loss) from operations for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, and the year ended June 30, 2009 are as follows:

	3 Months Ended September 30, 2009	3 Months Ended September 30, 2008	Year Ended June 30, 2009

Revenue	$-	$-	$-
Operating expenses	(23,078)	(62,761)	(118,231)
Other expenses	(24,359)	-	-

Net loss from operations	$(47,437)	$(62,761)	$(118,231)

Liquidity and Capital Resources

Introduction

During the three months ended September 30, 2009, we had a net loss of $47,437 and net cash used in operating activities of $21,549.  Because we don’t have any revenues, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2009, as compared to June 30, 2009, are as follows:

	September 30,	June 30,
	2009	2009

Cash	$519	$2,868
Total current assets	519	2,868
Total assets	519	2,868
Total current liabilities	79,602	49,323
Total liabilities	79,602	49,323

Cash Requirements

Our cash requirements are expected to remain consistent with our historical needs over the next 12 months.  Our cash is utilized primarily for professional fees associated with operating as a fully reporting public company.

From March 2009 through the end of the quarter ended September 30, 2009, we borrowed $33,467 from William A. Hartman, an officer and director, and $14,267 from Mitch Felder, a consultant.  The exact terms of the loan have not been finalized yet.

On October 2, 2009, we sold 2,500,000 shares of our common stock for $10,000 pursuant to a Securities Purchase Agreement with Bonnie L. Hartman, an officer and director.  Of these shares, 2,000,000 were issued to Heidi Carl, also an officer and director.

Beyond the next 12 months, our cash needs are anticipated to remain relatively constant.  We anticipate fulfilling our cash needs primarily through the sale of our common stock or the issuance of debt securities.  We cannot estimate what our cash needs will be in the future, other than the approximately $50,000 annually we anticipate spending on the cost of being a reporting company, and we have not entered into any discussions concerning the sale of our common stock in the future.

Sources and Uses of Cash

Operations and Financing

During the three months ended September 30, 2009, we generated a decrease in cashflow of $(2,349).  Net cash provided by (used in) operating activities for the three months ended September 30, 2009 and 2008, were $(21,549) and $(39,956), respectively.  The principal component of the net cash used in operations during the nine months ended September 30, 2009 was a net loss of $(47,437), which was partially offset by non-cash preferred stock compensation of $7,405, impairment of intellectual property of 24,359, and a change in accounts payable of $(5,876).

We anticipate that we will continue to operate at a loss until we are able to obtain substantial financing.

Critical Accounting Policies

Our accounting policies are fully described in Note 2 to our consolidated financial statements within the 10-K.

Our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4T	Controls and Procedures

(a)            Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4T(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of September 30, 2009, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d)           Changes in Internal Control over Financial Reporting

Because we are in substantially the same financial situation as when our first report on internal control over financial reporting was filed, we have not implemented any of our changes and, therefore, there are no changes to report during our most recently completed fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1	LegalProceedings

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

As a smaller reporting company, we are not required to provide the information required by this Item.  However, we did include Risk Factors in our most recently filed Annual Report on Form 10-K because it was our first Annual Report following the acquisition of new technologies pursuant to the License Agreements.  There are no changes to the risk factors previously disclosed.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

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

On November 20, 2009, the rights, preferences, and privileges of the Series A Convertible Preferred Stock were renegotiated by the company and the shareholder designees of the Preferred Stock, and amended and restated.  The Preferred Stock is convertible, upon the payment of $0.40 per share of Preferred Stock, and at the option of the holder, into warrants to purchase 100 shares of our common stock.  The purchase price for the common stock upon exercise of the warrants is an additional $0.004 per share.  The holders of our Preferred Stock also have 100 votes per share of Preferred Stock that they hold.  It also contains protective provisions as follows:

The Company may not take any of the following actions without the approval of a majority of the holders of the outstanding Series A Convertible Preferred Stock:  (i) effect a sale of all or substantially all of the Company’s assets or which results in the holders of the Company’s capital stock prior to the transaction owning less than fifty percent (50%) of the voting power of the Company’s capital stock after the transaction, (ii) alter or change the rights, preferences, or privileges of the Series A Convertible Preferred Stock, (iii) increase or decrease the number of authorized shares of Series A Convertible Preferred Stock, (iv) authorize the issuance of securities having a preference over or on par with the Series A Convertible Preferred Stock, or (v) effectuate a forward or reverse stock split or dividend of the Company’s common stock.  Further, the Company hereby discloses that as of the date hereof, there are not enough authorized but unissued shares of Common Stock of the Company to effectuate the conversion of all the Warrants, and that any Designee or Holder of the Series A Convertible Preferred Stock takes their shares acknowledging this disclosure.  The Company agrees to use its best efforts to cause all the shareholders of the Company to effectuate a reverse stock split as soon as reasonably possible following the issuance of any shares of Series A Convertible Preferred Stock so as to create enough authorized but unissued common stock to allow for the conversion of the Series A Convertible Preferred Stock, and hereby states its intent to do so with in a year of the date hereof.  Any Designee or Holder of the Series A Convertible Preferred Stock may vote his shares in favor of said reverse stock split.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5	Other Information

On November 20, 2009, the shareholder designees of our Series A Convertible Preferred Stock, who had not yet received and were not in possession of their shares of preferred stock, renegotiated the terms of the Series A Convertible Preferred Stock.  Under the new terms, instead of each share of preferred stock being convertible into 100 shares of common stock, each share of preferred stock is convertible, upon payment of $0.40, into warrants to purchase 100 shares of common stock.  The warrants have an exercise price of $0.004 per share.

ITEM 6	Exhibits

3.1 (1)	Certificate of Incorporation

3.2 (2)	Certificate of Designation of the Rights, Privileges, and Preferences of Series A Convertible Preferred Stock

3.3	First Amended and Restated Certificate of Designation of the Rights, Privileges, and Preferences of Series A Convertible Preferred Stock

3.4 (3)	Bylaws

10.1 (2)	License Agreement dated September 28, 2009 with Altman Enterprises, LLC

10.2 (2)	License Agreement dated September 28, 2009 with Marv Enterprises, LLC

10.3 (2)	Securities Purchase Agreement dated September 28, 2009 with William A. Hartman

10.4 (4)	Securities Purchase Agreement dated October 2, 2009 with Bonnie L. Hartman

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on November 1, 2004.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on October 2, 2009.
(3)	Incorporated by reference from our Registration Statement on Form 10-SB, filed with the Commission on August 10, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Commission on October 7, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INverso Corp.

Dated: November 23, 2009		/s/ William A. Hartman
	By:	William A. Hartman
	Its:	Chief Executive Officer,